Form 10-Q
period 1995-09-30
LUTHER MEDICAL PRODUCTS INC
filed 1995-11-14
CIK 319204

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the quarterly period ended SEPTEMBER 30, 1995

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the transition period from______________________to______________________

Commission File Number 0-9570

                         LUTHER MEDICAL PRODUCTS, INC.
       (Exact name of small business issuer as specified in its charter)

CALIFORNIA                                 33-0468235
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

                     14332 CHAMBERS ROAD, TUSTIN, CA  92680
              (Address of principal executive offices)  (Zip Code)

                                 (714) 544-3002
                (Issuer's telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     [X] Yes   [_] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  COMMON STOCK NO STATED PAR VALUE--2,985,636 SHARES AS OF SEPTEMBER 30, 1995

                                     INDEX

                         LUTHER MEDICAL PRODUCTS, INC.



PART I - FINANCIAL INFORMATION

Condensed Consolidated Balance Sheet -
 September 30, 1995                          3

Condensed Consolidated Statements of
 Operations - Three months ended
 September 30, 1995 and 1994                 4


Condensed Consolidated Statements of
 Cash Flows - Three months ended
 September 30, 1995 and 1994                 5


Notes to the Condensed Consolidated
 Financial Statements                        6

Management's Discussion and Analysis of
 Financial Condition and Results of
 Operations                                7,8


PART II - OTHER INFORMATION                  9

Signature Page                               9


                  LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET



                                          SEPT. 30, 1995
ASSETS

CURRENT ASSETS
       Cash                                  $   644,375
       U.S. Treasury bills                     1,973,800
       Accounts receivable - net                 441,198
       Inventories - Note C                    1,326,287
       Other current assets                       61,675
                                             -----------
       TOTAL CURRENT ASSETS                    4,447,335

PROPERTY AND EQUIPMENT                         1,201,826
       Less allowances for depreciation         (735,307)
                                             -----------
PROPERTY AND EQUIPMENT - NET                     466,519

OTHER ASSETS                                      10,198
                                             -----------
                                             $ 4,924,052
                                             ===========


LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Debt, current portion                 $   481,250
       Accounts payable                          198,316
       Accrued payroll and related
        expenses                                  73,380
       Other accrued liabilities                 225,518
                                             -----------
       TOTAL CURRENT LIABILITIES                 978,464
                                             -----------

STOCKHOLDERS' EQUITY
   Preferred stock - no stated par
    value;
     10,000,000 shares authorized; none
      issued
     Common stock - no stated par value;
     25,000,000 shares authorized;
      issued and outstanding 2,985,636         9,630,713
   Accumulated deficit                        (5,685,125)
                                             -----------
   NET STOCKHOLDERS' EQUITY                    3,945,588
                                             $ 4,924,052
                                             ===========


  See notes to condensed consolidated financial statements.

                  LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                      FOR THE QUARTER ENDED SEPTEMBER 30,


                                        THREE MONTHS   THREE MONTHS
                                         ENDED 1995     ENDED 1994
                                        ------------   ------------
REVENUES                                   $671,691     $711,845

COSTS AND EXPENSES:

       Cost of sales                        349,034      322,041

       Selling                              196,910      150,369

       General and administrative           173,327      214,250

       Research and development             102,236       99,317

       Depreciation and amortization         50,946       52,176

       Interest expense                       9,865       14,652
                                          ---------    ---------

TOTAL COSTS AND EXPENSES                    882,318      852,805

NET LOSS                                  $(210,627)   $(140,960)

Weighted average number of shares
 outstanding ('000)                           2,986        2,954

Net loss per share:                       $    (.07)   $    (.05)


See notes to condensed consolidated financial statements

                  LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30

                                              1995         1994
                                           ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                   $(210,627)   $(140,960)
Adjustments to reconcile net
  loss to net cash used by operating
  activities:
    Depreciation and amortization             50,946       52,176
    Changes in operating assets
      and liabilities:
      Accounts and other receivables         (69,970)      50,343
      Inventories                           (137,895)    (174,838)
      Prepaid expenses and
        other assets                          26,746      (95,532)
      Accounts payable                        57,123      (69,044)
      Accrued payroll and related expenses    (6,717)     (52,103)
      Accrued interest                         9,625      (19,629)
      Other accrued liabilities             (140,396)      41,007
                                           ---------    ---------
       Net cash (used) provided             (421,165)    (408,580)
                                           ---------    ---------

INVESTING ACTIVITIES:
Proceeds from sale of U.S. Treasury bills    736,794
Purchases of property and equipment          (37,424)     (28,108)
                                           ---------    ---------
Net cash used in investing activities        699,370      (28,108)
                                           ---------    ---------

FINANCING ACTIVITIES:
Proceeds from sales of common stock                        72,885
Proceeds from collection of notes
 receivable from stockholder                 183,444
Proceeds from issuance of notes payable                   400,000
Principal payments of debt                                (43,750)
                                           ---------    ---------
Net cash (used) provided by financing
  activities                                 183,444      429,135
                                           ---------    ---------
Net increase (decrease) in cash              461,649       (7,553)
Cash, beginning of year                      182,726      216,366
                                           ---------    ---------
Cash, at end of three months               $ 644,375    $ 208,813
                                           =========    =========

See notes to condensed consolidated financial statements

                  LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                               SEPTEMBER 30, 1995

NOTE A - BASIS OF PREPARATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB.

NOTE B - LOSS PER SHARE

Loss per share is calculated using the weighted average number of shares outstanding. Common stock equivalents were not included because their effect would be antidilutive.



NOTE C - INVENTORIES

The components of inventory consist of the following:

                          Sept. 30, 1995  June 30, 1995
                          --------------  -------------
Raw material                 $  361,049      $  279,830
Work in process                 499,249         395,113
Finished goods                  465,989         513,449
                             ----------      ----------
                             $1,326,287      $1,188,392
                             ==========      ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total consolidated revenues for the first quarter of fiscal year 1996 were $672,000 compared to $712,000 for the prior year's quarter, a decrease of 6%.
In March of 1995, the Company sold five of its patents related to stickless needle technology to Johnson & Johnson Medical, Inc. ("JJMI"), the corporate successor to Critikon, for $4.7 million. JJMI was the exclusive licensee under these patents pursuant to a royalty license agreement entered into in 1987. Royalty income therefore decreased to $4,000 for the first quarter of 1996, as compared to $136,000 for the same period last year as a result of the termination of the above-mentioned license agreement. The Company's catheter products generated revenues of $627,000, as compared to $575,000 for the prior year's quarter, an increase of 9%. In 1994, the Company modified its agreement with Pharmacia Deltec Inc. ("Pharmacia") from an exclusive to a non-exclusive distributor relationship and established a network of specialty distributors. Sales to the newly appointed distributors contributed $381,000, a 124% increase from revenues of $170,000 for the same period last year, while sales to Pharmacia decreased from $110,000 to $9,000. Catheter sales to international distributors decreased by $55,000 or 34% due to backorders to one distributor at September 30, 1995, which were shipped in October of 1995. Interest income increased by $41,000 over the prior year's quarter, as a result of the Company's increased cash balances that resulted from the patent sale to JJMI.

Cost of revenues for the three months ended September 30, 1995 were $349,000 as compared to $322,000 in the prior year's period. Cost of revenues as a percentage of product sales remained at 56% for both periods.

Selling expenses were $ 197,000 for the quarter ended September 30, 1995, a 31% increase from $150,000 in the prior year's quarter. The increase is attributable to increased marketing efforts to support the Company's distributor network. General and administrative expenses decreased by $41,000 for the quarter ended September 30, 1995, mainly as a result of a reduction in legal fees. Research and development expenses were $102,000 for the quarter ended September 30, 1995 compared to $99,000 for the prior year's period. Depreciation and amortization expense decreased slightly from $52,000 to $51,000. Interest expenses decreased by $5,000 over the prior year's quarter as a result of lower debt balances.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995, the Company had working capital of $3.5 million and its principal sources of liquidity consisted of $2.6 million in cash and cash equivalents. Net cash used by operating activities for the quarter ended September 30, 1995, was $421,000, mainly as the result of the net loss of $211,000, the increase in accounts and other receivables of $70,000 and the increase in inventories of $138,000. This increase is mainly attributable to a build-up of sub-assemblies to be completed and sold in October of 1995. With respect to investing activities, the Company made purchases of property and equipment totaling $37,000 during the quarter ended September 30, 1995. Financing activities provided $183,000 which was the repayment of a note receivable from a stockholder.

On November 6, 1995, the Company repaid the note payable to Sims Deltec, Inc. ("SIMS"), formerly known as Pharmacia Deltec Inc. Pursuant to an agreement between the Company and Sims, Sims accepted $400,000 as full and final payment for the note payable of $481,250 plus accrued interest.

The Company has no long-term commitments other than an annual lease obligation of between $130,000 and $151,000 for its facilities through 1998, a minimum annual royalty of $60,000 for a proprietary polymer material and consulting fees of $396,000 payable to National Contracts Inc. over a two-year period, $101,000 which was paid through September 30, 1995.

                          PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None


(b) Reports on Form 8-K

There were no reports on Form 8-K filed for the three months ended September 30, 1995.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



LUTHER MEDICAL PRODUCTS, INC.

By: /s/ David Rollo                              Date: November 13, 1995
   ----------------                              -----------------------
David Rollo
Chief Financial Officer