Form 10QSB
period 1995-12-31
LUTHER MEDICAL PRODUCTS INC
filed 1996-02-14
CIK 319204

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended DECEMBER 31, 1995

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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

  COMMON STOCK NO STATED PAR VALUE--3,067,728 SHARES AS OF DECEMBER 31, 1995

                                     INDEX

                         LUTHER MEDICAL PRODUCTS, INC.


PART I - FINANCIAL INFORMATION

Condensed Consolidated Balance Sheet - December 31, 1995              3

Condensed Consolidated Statements of Operations - Three months ended December 31, 1995 and 1994, and six months ended December
31, 1995 and 1994                                                     4

Condensed Consolidated Statements of Cash Flows
Six months ended December 31, 1995 and 1994                           5

Notes to Condensed Consolidated Financial Statements                  6

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                   7,8

PART II - OTHER INFORMATION                                           9

Signature Page                                                        9

                 LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                             DEC. 31,1995
ASSETS

CURRENT ASSETS
  Cash                                        $   428,438
  U.S. Treasury bills                           1,599,391
  Accounts receivable - net                       528,669
  Inventories - Note C                          1,441,054
  Other current assets                             87,802
                                              -----------
  TOTAL CURRENT ASSETS                          4,085,354
PROPERTY AND EQUIPMENT                          1,200,787
  Less accumulated depreciation                  (786,253)
                                              -----------
PROPERTY AND EQUIPMENT - NET                      414,534

OTHER ASSETS                                       10,198
                                              -----------
                                              $ 4,510,086
                                              ===========


LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                239,958
  Accrued payroll and related expenses             79,261
  Other accrued liabilities                       131,248
                                              -----------
  TOTAL CURRENT LIABILITIES                       450,467
                                              -----------

STOCKHOLDERS' EQUITY
  Preferred stock - no stated par value;
   10,000,000 shares authorized; none issued
   Common stock - no stated par value;
   25,000,000 shares authorized; issued and
   outstanding 3,067,728                        9,839,043
  Accumulated deficit                          (5,779,424)
                                              -----------
  NET STOCKHOLDERS' EQUITY                      4,059,619
                                              -----------
                                              $ 4,510,086
                                              ===========

See notes to condensed consolidated financial statements.

                  LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Three Months Ended December 31     Six Months Ended December 31
                                              --------------------------------   ------------------------------
                                                  1995                1994            1995            1994
                                              ------------        ------------   -------------    -------------
Revenues                                       $  856,296           $ 712,047      $1,527,987       $1,423,892

Costs and Expenses:

       Cost of sales                              494,677             298,607         843,711          620,648

       Selling expense                            207,700             174,972         404,610          325,341

       General and administrative                 209,862             230,608         383,189          444,858

       Research and development                   106,995             109,032         209,231          208,349

       Depreciation and amortization               50,946              52,176         101,892          104,352

       Interest expense                             3,372              27,062          13,237           41,714
                                               ----------           ---------      ----------       ----------

Total costs and expenses                        1,073,552             892,457       1,955,870        1,745,262

Net loss before extraordinary item             $ (217,256)          $(180,410)     $ (427,883)      $ (321,370)

       Forgiveness of debt                       (122,958)                           (122,958)
                                               ----------           ---------      ----------       ----------

Net loss after extraordinary item              $  (94,298)          $(180,410)     $ (304,925)      $ (321,370)
                                               ==========           =========      ==========       ==========

Weighted average number of
shares outstanding ('000)                           3,018               2,982           3,002            2,982

Loss per share before extraordinary item       $     (.07)          $    (.06)     $     (.14)      $     (.11)

Loss per share after extraordinary item        $     (.03)          $    (.06)     $     (.10)      $     (.11)

See notes to condensed consolidated financial statements.

                  LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED DECEMBER 31

                                                           1995          1994
                                                        ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:                   $ (304,925)   $(321,370)
Net loss
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                          101,892      104,352
    Changes in operating assets and liabilities:
      Accounts and other receivables                      (157,441)      13,554
      Inventories                                         (252,662)    (437,866)
      Prepaid expenses and other assets                        619      (80,988)
      Accounts payable                                      98,765     (129,675)
      Accrued payroll and related expenses                    (836)     (49,967)
      Accrued interest                                     (28,875)       7,492
      Other accrued liabilities                           (196,167)       1,173
                                                        ----------    ---------
      Net cash used                                       (739,630)    (893,295)
                                                        ----------    ---------

INVESTING ACTIVITIES:
Proceeds from sale of U.S. Treasury bills                1,111,203
Purchases of property and equipment                        (36,385)     (66,735)
                                                        ----------    ---------
Net cash (used) provided in investing activities         1,074,818      (66,735)
                                                        ----------    ---------

FINANCING ACTIVITIES:
Proceeds from sales of common stock                        208,330       72,885
Proceeds from collection of notes receivable from
  stockholder                                              183,444
Proceeds from issuance of notes payable                                 850,000
Principal payments of debt                                (481,250)     (43,750)
                                                        ----------    ---------
Net cash (used) provided by financing activities           (89,476)     879,135
                                                        ----------    ---------
Net increase (decrease) in cash                            245,712      (80,895)
Cash, beginning of year                                    182,726      216,366
                                                        ----------    ---------
Cash, at end of six months                              $  428,438    $ 135,471
                                                        ==========    =========

See notes to condensed consolidated financial statements

                 LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                               DECEMBER 31, 1995

NOTE A - BASIS OF PREPARATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ending December 31, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB.

NOTE B - LOSS PER SHARE

Loss per share is calculated using the weighted average number of shares outstanding. Common stock equivalents were not included because their effect would be antidilutive.

NOTE C - INVENTORIES

The components of inventory consist of the following:

                          Dec. 31,1995   June 30, 1995
                          ------------   -------------
Raw material               $  407,003      $  279,830
Work in process               481,835         395,113
Finished goods                552,216         513,449
                           ----------      ----------
                           $1,441,054      $1,188,392
                           ==========      ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total consolidated revenues for the second quarter of fiscal year 1996 increased 20% to $856,000 from $712,000 for the prior year's quarter. In March of 1995, the Company sold five of its patents related to stickless needle technology to Johnson & Johnson Medical, Inc. ("JJMI"), the corporate successor to Critikon, for $4.7 million. JJMI was the exclusive licensee under these patents pursuant to a royalty license agreement entered into in 1987. Royalty income from other sources therefore decreased to $3,000 for the second quarter of fiscal 1996, as compared to $125,000 for the same period last year, as a result of the termination of the above-mentioned license agreement. The Company's catheter products generated revenues of $827,000, as compared to $586,000 for the prior year's quarter, an increase of 41%. In 1994, the Company modified its agreement with Pharmacia Deltec Inc. ("Pharmacia") from an exclusive to a non-exclusive distributor relationship and established a network of specialty distributors. Sales to Pharmacia decreased 80% to $30,000 during the quarter ended December 31, 1995, compared to $150,000 for the same period last year. Sales to the newly appointed distributors increased to $431,000, or 61%, compared to $268,000 for the prior year's quarter. Sales to OEM customers were $162,000 as compared to $88,000 for the prior year's quarter, an increase of 84%. Catheter sales to international distributors increased by $132,000 or 236%, partially as a result of a backorder to a distributor being shipped in the second quarter of fiscal 1996. Interest income increased to $26,000 during the quarter ended December 31, 1995 from $1,000 for the same period last year, as a result of the Company's increased cash balances that resulted from the patent sale to JJMI. For the first six months of fiscal 1996, total revenues increased over last year's period by 20% to $1,528,000.

Cost of revenues as a percentage of net sales for the three months ended December 31, 1995 increased from 42% to 58%. For the first six months of fiscal 1996, cost of revenues were 55% as compared to 44% in the first six months of fiscal 1995. The increase is mainly attributable to no royalty income from Critikon in fiscal year 1996.

Selling expenses increased by $33,000 for the quarter and by $80,000 for the six months ended December 31, 1995. The increase for both periods is mainly attributable to increased marketing efforts such as extensive product training programs to support the Company's distributor network. General and administrative expenses decreased by $21,000 for the quarter and by $62,000 for the six months period which was mainly due to lower legal expenses. Research and development expenses decreased by $2,000 for the second quarter of fiscal 1996 and increased by $1,000 for the first six months of fiscal 1996. Depreciation and amortization expense decreased by $1,000 for the quarter and by $2,000 for the six months ended December 31, 1995. Interest expense decreased from $27,000 to $3,000 during the quarter and decreased from $42,000 to $13,000 for the six months period due to lower debt balances.

On November 6, 1995, the Company repaid the note payable to Sims Deltec, Inc. ("SIMS"), formerly known as Pharmacia Deltec Inc. Pursuant to an agreement between the Company and Sims, Sims accepted $400,000 as full and final payment for the note payable of $481,250 plus accrued interest.

The settlement of this debt including accrued interest is reflected in the Company's income statement as forgiveness of debt in the amount of $123,000.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995, the Company had working capital of $3.6 million and its principal sources of liquidity consisted of $2.0 million in cash and cash equivalents. Net cash used by operating activities for the six months ended December 31, 1995, was $740,000, mainly as the result of the net loss of $305,000, the increase in accounts and other receivables of $157,000 and the increase in inventories of $253,000. The inventory increase is mainly attributable to component purchases for the production of a new OEM product to be shipped to Boston Scientific Corporation in the third quarter of fiscal year 1996. With respect to investing activities, the Company made purchases of property and equipment totaling $36,000. Financing activities used $89,000 as a result of payment of the note payable to SIMS, collection of a note receivable from a stockholder and proceeds from sales of common stock from the exercise of stock options and warrants.

The Company has no long-term commitments other than an annual lease obligation of between $130,000 and $151,000 for its facilities through 1998, a minimum annual royalty of $60,000 for a proprietary polymer material and consulting fees of $396,000 payable to National Contracts Inc. over a two-year period, $147,000 which was paid through December 31, 1995.

                          PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None


(b) Reports on Form 8-K

There were no reports on Form 8-K filed for the three months ended December 31, 1995.



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



LUTHER MEDICAL PRODUCTS, INC.

By: /s/ David Rollo                    Date: February 13, 1996
   -------------------------           -----------------------
   David Rollo
   Chief Financial Officer