Form 10QSB
period 1996-03-31
LUTHER MEDICAL PRODUCTS INC
filed 1996-05-09
CIK 319204

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the quarterly period ended MARCH 31, 1996

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the transition period from                      to
                               ---------------------   -------------------------

Commission File Number 0-9570

                         LUTHER MEDICAL PRODUCTS, INC.
       (Exact name of small business issuer as specified in its charter)

CALIFORNIA                                                 33-0468235
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

                     14332 CHAMBERS ROAD, TUSTIN, CA  92680
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

    COMMON STOCK NO STATED PAR VALUE--3,124,871 SHARES AS OF MARCH 31, 1996

                                     INDEX

                         LUTHER MEDICAL PRODUCTS, INC.
                                        .


   PART I - FINANCIAL INFORMATION

Condensed Consolidated Balance Sheet - March 31, 1996     3

Condensed Consolidated Statements of Operations -
Three months ended March 31, 1996 and 1995,
and nine months ended March 31, 1996 and 1995             4

Condensed Consolidated Statements of Cash Flows
Nine months ended March 31, 1996 and 1995                 5

Notes to Condensed Consolidated Financial Statements      6

Management's Discussion and Analysis of Financial
Condition and Results of Operations                       7,8

PART II - OTHER INFORMATION                               9

Signature Page                                            9









                  LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET



ASSETS                                     MAR. 31,1996
CURRENT ASSETS
       Cash                                 $   221,560
       U.S. Treasury bills                    1,500,608
       Accounts receivable - net                686,221
       Inventories - Note C                   1,558,779
       Other current assets                     100,243
                                            -----------
       TOTAL CURRENT ASSETS                   4,067,411

PROPERTY AND EQUIPMENT                        1,148,239
       Less accumulated depreciation           (734,824)
                                            -----------
PROPERTY AND EQUIPMENT - NET                    413,415

OTHER ASSETS                                     70,198
                                            -----------
                                            $ 4,551,024
                                            ===========


LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

       Accounts payable                         331,948
       Accrued payroll and related              104,239
        expenses
       Other accrued liabilities                 90,738
                                            -----------
       TOTAL CURRENT LIABILITIES                526,925
                                            -----------




STOCKHOLDERS' EQUITY
   Preferred stock - no stated par
    value;
     10,000,000 shares authorized; none
      issued
     Common stock - no stated par value;
     25,000,000 shares authorized;
      issued and
     outstanding 3,124,871                   10,035,809
   Notes receivable from stockholders          (150,636)
   Accumulated deficit                       (5,861,074)
                                            -----------
   NET STOCKHOLDERS' EQUITY                   4,024,099
                                            -----------
                                            $ 4,551,024
                                            ===========


See notes to condensed consolidated financial statements.

                  LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Three Months Ended March 31       Nine Months Ended March 31
                                                 ----------------------------      ---------------------------
                                                       1996          1995               1996          1995
                                                  ------------    ----------         ----------    ----------
Revenues                                          $1,174,230      $  939,681         $2,702,217    $2,363,573
Sale of patents                                                    4,415,000                        4,415,000
                                                  ------------    ----------         ----------    ----------
Total revenue                                      1,174,230       5,354,681          2,702,217     6,778,573

Costs and Expenses:

   Cost of sales                                     668,869         904,831          1,512,580     1,525,479
   Selling expense                                   231,349         588,826            635,959       914,167
   General and administrative                        196,853         362,676            580,042       807,534
   Research and development                          121,019         154,039            330,250       362,388
   Depreciation and
       amortization                                   37,791         209,211            139,683       313,563
   Interest expense                                                   44,396             13,237        86,110
                                                  ------------    ----------         ----------    ----------

Total costs and expenses                           1,255,881       2,263,979          3,211,751     4,009,241

Income tax expense                                                   123,709                          123,709
                                                  ------------    ----------         ----------    ----------
Net income (loss) before extraordinary item          (81,651)      2,966,993           (509,534)    2,645,623

   Forgiveness of debt                                                                 (122,958)
                                                  ------------    ----------         ----------    ----------

Net income (loss) after extraordinary item        $  (81,651)     $2,966,993         $ (386,576)   $2,645,623
                                                  ============    ==========         ==========    ==========

Weighted average number of
shares outstanding ('000)                              3,111           3,055              3,038         3,055

Income (loss) per share before
       extraordinary item                         $     (.03)     $      .97         $     (.17)   $      .87

Income (loss) per share after
       extraordinary item                         $     (.03)     $      .97         $     (.13)   $      .87

See notes to condensed consolidated financial statements.

                  LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED MARCH 31

                                              1996           1995
                                           -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                          $ (386,576)   $ 2,645,623
Adjustments to reconcile net income
 (loss) to net cash
  used by operating activities :
    Depreciation and amortization             139,683        313,563
    Changes in operating assets and
     liabilities:
       Accounts and other receivables        (314,993)        40,426
       Inventories                           (370,387)       (75,023)
       Prepaid expenses and other assets      (11,822)        26,540
       Accounts payable                       190,755       (156,527)
       Accrued payroll and related             24,142        (29,963)
        expenses
       Other accrued liabilities             (265,552)       619,322
                                           -----------   ------------
        Net cash (used) provided             (994,750)     3,383,961
                                           -----------   ------------

INVESTING ACTIVITIES:
Proceeds from sale of U.S. Treasury
 bills                                      1,209,987
Purchase of other assets                      (60,000)
Purchases of property and equipment           (73,057)       (77,008)
                                           -----------   ------------
Net cash (used) provided in investing
 activities                                 1,076,930        (77,008)
                                           -----------   ------------

FINANCING ACTIVITIES:
Proceeds from sales of common stock           405,096         86,885
Proceeds from collection of notes
 receivable from stockholder                   32,808
Proceeds from issuance of notes payable                      900,000
Principal payments of debt                   (481,250)    (1,043,750)
                                           -----------   ------------
Net cash used by financing activities         (43,346)       (56,865)
                                           -----------   ------------
Net increase in cash                           38,834      3,250,088
Cash, beginning of year                       182,726        216,366
                                           -----------   ------------
Cash, at end of nine months                $  221,560    $ 3,466,454
                                           ===========   ============



See notes to condensed consolidated financial statements

                  LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996

NOTE A - BASIS OF PREPARATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ending March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB.

NOTE B - EARNINGS (LOSS) PER SHARE

Loss per share is calculated using the weighted average number of shares outstanding. Common stock equivalents are not included when their effect would be antidilutive. Earnings per share calculation for the three and nine months periods ending March 31, 1995, takes into account 358,049 compensatory stock options and warrants. Using the treasury stock method these common stock equivalents have the effect of increasing the number of shares used in the computation for the three and nine months periods ending March 31, 1995, by 76,161.

NOTE C - INVENTORIES

The components of inventory consist of the following:

                          March 31,1996
                          -------------
     Raw material           $  476,879
     Work in process           571,078
     Finished goods            510,822
                          -------------
                            $1,558,779
                          =============

NOTE D - NEW ACCOUNTING STANDARD

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("Statement 123"). Statement 123 is primarily a disclosure standard for the Company because the Company will continue to account for employee stock options under Accounting Principle Board Opinion No. 25. The Company plans to adopt Statement 123 effective July 1, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

Total consolidated revenues for the third quarter of fiscal year 1996 were $1,174,000 compared to $5,355,000 for the prior year's quarter. During the quarter ended March 31, 1995, the Company sold five of its patents related to stickless needle technology to Johnson & Johnson Medical, Inc.("JJMI"), the corporate successor to Critikon, for $4,415,000, net of expenses. JJMI was the exclusive licensee under these patents pursuant to a royalty license agreement entered into in 1987, which was terminated as of March 28,1995. Royalty income therefore decreased to $3,000 for the third quarter of fiscal 1996, compared to $112,000 for the same period last year, as a result of the termination of the above-mentioned license agreement. Catheter product sales increased by 39% to $1,147,000 from $826,000 for the prior year's quarter. In 1994, the Company modified its agreement with Pharmacia Deltec Inc. ("Pharmacia") from an exclusive to a non-exclusive distributor relationship and established a network of specialty distributors. Sales to Pharmacia were zero for the quarter ended March 31, 1996, compared to $224,000 for the same period last year. Sales to the newly appointed distributors increased to $620,000, or 103%, compared to $306,000 for the prior year's quarter. Sales to OEM customers increased to $281,000 from $104,000 mainly as a result of a new distribution agreement with Boston Scientific Corporation ("Boston Scientific"), to develop and manufacture a range of Peripherally Inserted Central Catheters (PICC) for the interventional radiology market. Catheter sales to international distributors increased by $66,000 or 39%. Interest income increased to $25,000 from $ 1,000, as a result of the Company's increased cash balances that resulted from the patent sale to JJMI. For the first nine months of fiscal 1996, total revenues were $2,702,000 compared to $6,779,000 for the prior year's period.

Cost of revenues for the three months ended March 31, 1996 were $669,000 compared to $905,000 in the prior year's quarter, and for the nine months they were $1,513,000 compared to $1,525.000. This represents decreases of $236,000 for the quarter and $12,000 for the nine months, respectively. The decreases are primarily due to inventory adjustments of $414,000 in the prior year's quarter. Excluding the inventory adjustment, cost of revenues as a percentage of product sales decreased from 59% to 58% for the third quarter of 1996, and increased from 56% to 58% for the nine months period.

Selling expenses decreased by $358,000 for the quarter and by $278,000 for the nine months ended March 31, 1996. The decrease for both periods is mainly attributable to expanded marketing activities such as product training programs, sales brochures and no charge samples during the prior year's periods. General and administrative expenses decreased by $166,000 during the quarter and by $228,000 for the nine months period, mainly as a result of increasing the provision for doubtful accounts by $50,000 and higher legal expenses during the 1995 period.

Research and development expenses were $121,000 for the third quarter of fiscal 1996 compared to $154,000 for the same period last year. For the nine months period ended March 31, 1996 research and development expenses were $330,000 in comparison with $362,000 in the same period last year. Depreciation and amortization expense decreased by $171,000 for the quarter and by $174,000 for the nine months ended March 31, 1996, which was mainly due to the write-off in the amount of $165,000 of the Company's repurchased licensing rights from a foreign distributor during the third quarter of fiscal 1995. Interest expense decreased by $44,000 during the quarter and by $73,000 for the nine months period due to lower debt balances.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company had working capital of $3.5 million and its principal sources of liquidity consisted of $1.7 million in cash and cash equivalents. Net cash used by operating activities for the nine months ended March 31, 1996, was $995,000, mainly as the result of the net loss of $387,000, the increase in accounts and other receivables of $315,000 and the increase in inventories of $371,000. The inventory increase is mainly attributable to component purchases for the production of new OEM products for Boston Scientific. With respect to investing activities, the Company made purchases of property and equipment totaling $73,000. In March 1996, the Company signed an agreement with Pertrach Inc. ("Pertrach"), a private company in West Virginia, for the purchase of its patents, trademarks and certain assets for the amount of $60,000 and future annual royalties. The Company has manufactured the tracheostomy products for Pertrach for many years and will now be responsible for the marketing of these products as well. Financing activities used $43,000 as a result of payment of the note payable to Sims Deltec Inc., collection of a note receivable from a stockholder and proceeds from sales of common stock from the exercise of stock options and warrants.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("Statement 123"). Statement 123 is primarily a disclosure standard for the Company because the Company will continue to account for employee stock options under Accounting Principle Board Opinion No. 25. The Company plans to adopt Statement 123 effective July 1, 1996.

The Company has no long-term commitments other than an annual lease obligation of between $130,000 and $151,000 for its facilities through 1998, a minimum annual royalty of $60,000 for a proprietary polymer material and consulting fees of $396,000 payable to National Contracts Inc. over a two-year period, $193,000 which was paid through March 31, 1996.

                          PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None


(b) Reports on Form 8-K

There were no reports on Form 8-K filed for the three months ended March 31, 1996.





                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



LUTHER MEDICAL PRODUCTS, INC.

By: /s/David Rollo                                 Date: May 09, 1996
   -------------------                             ------------------
David Rollo
Chief Financial Officer