Form 10KSB
period 1996-06-30
LUTHER MEDICAL PRODUCTS INC
filed 1996-09-27
CIK 319204

________________________________________________________________________________

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)

              [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
       For the fiscal year ended June 30, 1996

            [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from ___________ to ____________
            Commission file number 0-9570

                         LUTHER MEDICAL PRODUCTS, INC.
- --------------------------------------------------------------------------------
                (Name of small business issuer in its charter)

               California                                    33-0468235
- --------------------------------------------------------------------------------
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                    Identification No.)

   14332 Chambers Road, Tustin, California                       92680
   -----------------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number   (714) 544-3002
                          ------------------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                      Common Stock, No Par Value Per Share
- --------------------------------------------------------------------------------
                                (Title of class)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                                                      ---

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year.$4,022,101
                                                        ----------

   The aggregate market value of registrant's common stock held by non-affiliates of the registrant is $16,352,743 based upon the average bid and asked price of the common stock on September 20, 1996.

     Number of shares of Common Stock outstanding as of September 20, 1996:
3,188,386 shares.

                                     PART I

ITEM 1.   Description of Business.

     Luther Medical Products, Inc., a California corporation (the "Company"), since its organization in 1980 has been primarily engaged in the design, development, manufacture, sale, and licensing of intra-vascular catheters and split, peel-away needles. The Company's L-Cath(TM) peel-away needle catheter placement system and the OneCath/(R)/ protected needle catheter placement systems are used when soft, flexible catheters must be inserted for short- and long-term intravenous therapy. The L-Cath(TM) for Ports is used to insert a soft, flexible catheter into an implanted port as an alternative to a steel Huber needle.

Products
- --------

Peripherally Inserted Central Catheters ("PICCs").

     PICCs provide venous access and typically reach into the superior vena cava to serve as a "central line." The Company's patented peel-away needle has been central to the Company's PICC products. A PICC is indicated for the following clinical reasons: (i) lack of peripheral venous access, (ii) infusion of vesicant/irritant drugs, (iii) long-term intravenous therapy in the home, hospital, or clinic setting, (iv) administration of blood/blood products, or (v) infusion of intermittent drug therapy.

     The Company believes that PICCs provide certain non-economic advantages over conventional intravenous catheters, e.g., reliable vascular access throughout the course of therapy and decrease in patient pain and discomfort associated with frequent venipuncture. In addition, the Company believes that certain economic advantages also exist. For example, PICCs may be left in place for two to six weeks or more as compared to traditional over-the-needle catheters that must be changed every 48 hours. One PICC may substitute for up to 20 short-term catheters, saving up to 19 short-term procedures.

Peripherally Inserted Midline Catheters ("Midlines")

     Midlines provide venous access with the tip of the catheter located in the upper arm. A Midline is indicated for the following clinical reasons: (i) certain types of peripheral IV solutions, (ii) two to six week short-term IV therapy, or (iii) providing venous access when a PICC is contra-indicated. Midlines provide similar economic advantages as PICCs.

L-Cath(TM) and SilCath(TM) PICC and Midline Catheter Placement Systems.

     The Company's patented peel-away needle catheter placement system (used with the L-Cath and SilCath products) consists of a stainless steel needle (the "cannula") through and by which a flexible catheter is inserted. The cannula is sharpened to a fine point on one end and has an extremely narrow slit along its entire length. Once a cannula has been inserted into a blood vessel, the catheter is inserted into the cannula and advanced into the vessel. After the catheter has been advanced to the desired level of insertion, the needle is with drawn. Rather than attempting to thread the needle back over the length of the catheter outside the body and off the end (an end that may have a large connecting adapter rendering removal impossible), the needle is peeled or split lengthwise in two and is removed from the catheter.

     The L-Cath and SilCath catheter placement systems may be used in a variety of biomedical applications. In the medical market, for example, catheters are advanced into a vein, thereby allowing the clinician to administer plasma, blood, chemotherapy, intravenous drugs, or feeding solutions.

     The L-Cath and SilCath catheter placement system are currently manufactured and sold in a variety of sizes and configurations for applications ranging from neonatal (infants) to adult to veterinary. The L-Cath catheter system is available in either polyurethane or silicone (SilCath) materials. The L-Cath PICC and Midline catheter systems represent a relatively new market.

OneCath(R) Catheter.

     The OneCath catheter placement system has been designed as a new generation of PICCs or Midlines. The OneCath catheter placement system incorporates the advantages of many of the Company's earlier developments and certain protection against accidental needle sticks. The OneCath allows for the insertion of central venous catheters or Midlines made from soft biocompatible material using conventional "over-the-needle" techniques with a protected needle that is designed to give protection from AIDS and other infectious diseases.

L-Cath Catheter for Port Access.

     The L-Cath for Ports is a soft catheter utilized in the infusion of fluids into the blood stream through a small implanted chamber (a port) inserted under the skin of a patient's chest. In August of 1994, the FDA granted the Company clearance to market the L-Cath for Ports, a market currently served only by steel needle manufacturers. Management believes that the L-Cath for Ports offers certain advantages in comparison with traditional steel needles, including increased comfort for the patient and reduced inventory levels for the healthcare provider. The L-Cath for Ports catheter will bend in response to external forces applied to it, or to its connections, e.g., a patient rolling over in bed; whereas, a steel needle would not bend, but would cause the patient noticeable pain. Because the distance under the skin at which ports have been implanted will vary depending on the patient and the surgeon's preference, healthcare providers typically maintain many lengths of steel needles in inventory. The L-Cath for Ports can satisfy virtually any length requirement simply by bending the soft catheter outside of the skin.

Stickless Technology.

     Currently, the Company's OneCath catheter placement system incorporates stickless technology. See Item 1. Description of Business -- Research and Development. When placing a catheter into a patient, the health care worker is at significant risk of receiving an accidental needle stick. The needle may be contaminated by any one of a variety of potentially infectious diseases. The degree to which the health care worker is at risk of becoming infected is directly dependent upon the degree to which the disease is transmittable.

     AIDS and other infectious diseases have been shown to be transmittable from patient to health care worker via contaminated needles. Management believes that (a) health care workers and hospital administrators are highly motivated to reduce the possibility of transmission of such diseases and (b) the insurance industry is also highly motivated to reduce the risks (and associated costs) of such infectious diseases. Furthermore, management believes that nurses' unions and government agencies, e.g., Occupational Safety and Health Administration, may require that needle guards be used when treating potentially infectious patients. The present directive of the Centers for Disease Control and Prevention in Atlanta, Georgia, is that hospital workers treat all patients as potentially infectious; hence, care-givers must take certain necessary precautions. Those precautions do not currently include the mandated use of needle guards and there can be no assurance that any union or government agency will require the use of needle guards. However, the design of the OneCath catheter placement system incorporates technology that provides increased protection against accidental needle sticks to health care workers.

Pertrach Technology.

     The Pertrach tracheostomy device provides a means of rapidly and safely inserting a breathing tube into a patent's trachea (through their crico-thyroid membrane or trachea) in certain clinical situations. It provides an adequate airway through which the patient can receive airflow. The method of inserting the device is dilating a needle puncture. Because of the small size of the puncture, a patient typically suffers minimal bleeding and the chance of infection is reduced. Deploying the Pertrach tracheostomy device has been demonstrated to take 30 seconds or less to perform.

ACTIV(TM) Catheter and Material.

     In April of 1987 the Company executed a License and Sales Agreement (the "L & S Agreement") with Tyndale Plains-Hunter, Ltd. ("TPH"), in respect of a polymer that the Company used in early versions of its OneCath catheters. As a result of experience gained in the marketplace through the Company's specialty distribution network, the Company and TPH modified the L & S Agreement in April of 1996. As modified, the L & S Agreement permits the Company to make, use, sell, and sublicense products that utilize the Company's OneCath technology covered by certain patents owned by TPH in the field of intravenous catheters, exclusive of use in the fields of cardio-vascular diagnosis and treatment, blood sensing, and enteral feeding tubes, for the original term of 25 years. The amendment eliminates the Company's $60,000 minimum annual royalty requirement. The Company remains obligated to pay royalties to TPH of a minimum of 2% to a maximum of 3.5% of net sales of products incorporating the patented rights, and a royalty of 40% of all income that the Company receives from sublicenses, if any.

Marketing and Customers
- -----------------------

     The Company's marketing strategy is to distribute the L-Cath, SilCath, and OneCath catheter products through a specialty distribution network. The Company may develop and manufacture products, some of which may incorporate the Company's patented technology for distribution on an OEM basis. The Company may also license portions of its technology.

     For several years, the Company had indirectly participated in the PICC and Midline markets by selling its patented peel-away needle to two firms offering complete patient PICC kits. In late 1990, the Company decided that it would discontinue the supply of patented peel-away needles to one such firm and would market complete patient PICC and Midline catheter kits under its own label. In 1994, the Company determined to discontinue the supply of peel-away needles to the other firm and to sell the peel-away needles for PICC and Midline use exclusively through its own distribution network.

     In March of 1992, the Company entered into an exclusive distribution agreement with Pharmacia Deltec Inc. ("Pharmacia") for the Company's PICC and Midline products. In 1994 the Company and Pharmacia agreed to terminate the exclusive nature of the agreement. In March 1994, Pharmacia became a non-exclusive distributor for a broad range of the Company's products and the Company commenced the establishment of a distribution network through specialty distributors. Effective March of 1995, Pharmacia was permitted only to distribute the Company's neonatal products.

     Management believes that the current size of the markets for PICCs and Midlines in the United States is approximately $40 million annually and that it is expanding at an annual rate of 15%. The Company believes that the market will continue its growth due to the continued efforts of the medical insurance industry to reduce health care costs and the collateral movement of health care delivery from the hospital to the outpatient setting. The Company believes that its products are lower cost alternatives to established therapy.

     Management believes that the current size of the market for implanted port catheters in the United States is approximately $150 million annually. The Company believes that its distribution network is properly positioned to address this market and to gain certain market share for the Company, as the market is currently served only by Huber steel needle manufacturers. Many of the Company's distributors also sell Huber needles.

National Accounts Marketing.

     Certain observers of the healthcare industry believe that as much as 70% of materials purchased by hospitals are purchased under group contracts. Group purchasing organizations represent large groups of hospitals or healthcare agencies and negotiate with manufacturers for scheduled deliveries of products at predetermined, competitive prices. In May of 1995, the Company entered into a two-year consulting agreement with National Contracts, Inc. ("NCI"), pursuant to which NCI will provide national account services for the Company. NCI represents approximately ten companies in respect of national accounts into which it has historically gained access and from which it has historically received purchase contracts for its clients. The Company will pay approximately $200,000 annually to NCI in consideration of its consulting services.

     In furtherance of the Company's desire to sell its products through group purchasing organizations, the Company entered into agreements with various national group purchasing organizations, e.g., Apria Healthcare, Inc. ("Apria"), Teamcare, the institutional pharmacy subsidiary of Atlanta-based GranCare, Inc. ("TeamCare"), Mid Atlantic Group Network of Shared Services, Inc. ("Magnet"), and Health Services Corporation of America ("HSCA"). The Company is the principal nationwide supplier of intermediate and long-term intravenous catheters to Apria and to TeamCare. The Company supplies its catheter products through Magnet, which is comprised of 11 regional shared services/group purchasing organizations representing more than 1,100 acute care hospitals, 1,350 long-term care facilities, and a range of extended care and related healthcare facilities. The Company supplies its L-Cath for Ports to HSCA.
Sales through such national accounts commenced during the 1996 fiscal year. In December of 1995, the Company was awarded the rights to use the Alliance of Children's Hospitals "Seal of Acceptance" for the Company's pediatric and neonatal products, which products the Company supplies to members of the Alliance.

Distribution Network.

     In March of 1994, the Company commenced the establishment of a network of specialty distributors to encompass the United States and Canadian markets. In addition, the Company has appointed a number of international distributors. As of the date of this Annual Report, the Company has full coverage of the United States and Canadian marketplace through approximately 20 distributors, resulting in more than 120 sales personnel engaged in sales efforts for the Company's products.

     In August of 1994, the Company entered into a five-year distribution agreement for the states of California, Arizona, Nevada, and New Mexico with Kentec Medical, Inc. ("Kentec"). The Company granted Kentec certain pricing accommodations during a transition period. The agreement provides certain termination privileges for the Company and for Kentec. The Company may terminate the agreement if Kentec fails to purchase sufficient quantities of the Company's products. Kentec may terminate the agreement if, during the term of the agreement and under certain circumstances, the Company (i) commences direct sales into Kentec's territory without its written consent or (ii) is a party to a business combination transaction, the resulting enterprise of which chooses not to assume the agreement. Kentec shall be entitled to a fee if it terminates the agreement upon the occurrence of either such event. For each year remaining of the then-unexpired term of the agreement, such fee (to be paid annually) shall be a sum equivalent to 30% of the aggregate transfer price for products sold by the Company to Kentec during the immediately preceding 12 months. In the case of such a termination, Kentec is to receive the initial annual payment of such fee within 30 days.

Licensed Technology.

     In October of 1993, the Company signed an exclusive "life of the patents" agreement with The Kendall Company ("Kendall") for North and South America, pursuant to which the Company licensed Kendall to use certain of the Company's patent rights and technology relat-ing to the Company's peel-away needles. Kendall may utilize such patent rights and technology in research and development, manufacturing, marketing, and selling peel-away needles used in connection with epidural and/or spinal anesthesia (the "Kendall Licensed Products"). Kendall tendered to the Company an initial licensing fee of $10,000. Kendall is obligated to tender to the Company a royalty on the sale of Kendall Licensed Products, which royalty shall be the greater of three percent of net sales of the Kendall Licensed Products or 75 cents for each sale of Kendall Licensed Products. If the Company manufactures for, or supplies to, Kendall peel-away needles during the first 12 months following the date on which the FDA issues a 510(k) clearance to market, Kendall shall pay to the Company its proportional direct labor, direct material, and direct overhead costs, plus one dollar for each such needle. In order to maintain exclusivity under the license agreement, Kendall shall be required to sell a minimum of 6,000 needles during the first year of production and, during each of the four subsequent years, the greater of 15,000 needles or an amount equivalent to 80% of the needles sold during the previous year. If Kendall desires to maintain exclusivity under the license agreement, but has not attained such minimum sales levels, it shall make a payment to the Company at the end of each year in an amount equivalent to the royalty that would have been due on the relevant minimum sales levels. If Kendall does not maintain exclusivity under the license agreement, the royalty rate shall be reduced by 50%.

     In March of 1992, the Company and Pharmacia entered into a five-year distribution and development arrangement, pursuant to which Pharmacia became the virtually exclusive distributor (world-wide, except for Japan) of certain of the Company's catheter products (both currently available and under development) and undertook to provide certain funding related to the development of the OneCath products. In March of 1994, the Company and Pharmacia modified their relationship as follows: (i) the March of 1992 agreements were terminated, other than certain confidentiality provisions, and Pharmacia was released from all minimum purchase obligations; (ii) the Company executed a replacement 8% promissory note (with an initial principal balance of $625,000) due in June of 1997; (iii) the Company granted to Pharmacia a world-wide (except for Japan) non-exclusive license to distribute the Company's PICC and Midline products that use a peel-away needle for adults for a 12-month period and, for a five-year period, certain neonatal catheter products; and (iv) the Company granted to Pharmacia a non-exclusive license to use certain of the Company's patents, as partial consideration for which Pharmacia paid $100,000 to the Company in May of 1994. The Company utilized such payment as its initial $100,000 principal payment on the March 1994 promissory note and, thereafter, commenced quarterly principal and interest payments. In November of 1995, the Company paid to Sims Deltec, Inc. ("Sims"), the corporate successor to Pharmacia, $400,000, as payment in full of such promissory note.

     In November of 1987, the Company signed a world-wide "life of the patents" agreement with Critikon, Inc., a Johnson & Johnson company ("Critikon"), that licensed Critikon to manufacture, market, and distribute the Company's patented guarded intravenous catheter under the trademarked name of PROTECTIV. In March of 1995, the Company assigned the licensed patents to Johnson & Johnson Medical, Inc. ("JJMI"), the corporate successor to Critikon, for $4.7 million.

Interventional Radiology.

     In September of 1995, the Company entered into a product development and supply agreement with Boston Scientific Corporation ("BSC"), pursuant to which the Company undertook to manufacture (to BSC's specifications) and BSC undertook to sell (on an exclusive basis) a jointly developed range of PICCs to be used exclusively in the interventional radiology market for patients who require percutaneous access to the vascular system.

Order Backlog
- -------------

     The amount of backlog orders believed by the Company to be firm, as of June 30, 1996, for catheter production was $402,000. The Company expects that all of such backlog will be filled within the current fiscal year. As of June 30, 1995, such backlog orders were approximately $400,000 for catheter production.

Production and Supplies
- -----------------------

     Many of the components of the catheter product lines can have more than one source of supply, although the Company has not traditionally multi-sourced its components. The Company believes that it would be able to switch its sources of supply without causing significant disruption to its manufacturing or marketing operations. The Company owns the designs and molds for the components that are proprietary to the Company and can relocate the molds at its discretion to numerous alternative molders in its local area.

Government Regulation
- ---------------------

     The FDA classified the Company's catheter placement systems as Class II medical devices under the Federal Food, Drug and Cosmetic Act (the "FFD&C Act"). This classification requires the Company to obtain clearance from the FDA prior to marketing its catheter products. The Company has had and will continue to have its products clinically tested in hospitals and other institutions to ensure the fitness for, and ease of, use of the catheter placement systems. Under the FFD&C Act and applicable FDA regulations, the FDA may periodically inspect the manufacturing facilities of the Company, and the Company must comply with certain methods, facilities, controls, labeling, recordkeeping, and reporting requirements in manufacturing and marketing its catheter placement systems.

     The manufacture and sale of medical devices are also regulated by some states, including California, and most foreign countries. The Company has obtained its manufacturing license from California and is not aware of any other state approvals necessary at this time. The Company will require each foreign distributor to obtain all necessary regulatory approvals to market the Company's catheter placement system in the countries in which the distributor intends to market the product. Management believes that the Company's distributors have obtained all necessary international approvals for products currently being sold.

Patents
- -------

Peel-Away Cannula Patent.

     In July of 1980, Mr. Luther and one other then-current executive officer and director of the Company assigned the cannula patent to the Company in exchange for a royalty of 6% of net sales of products utilizing that patent. Through December of 1987, royalties of $83,000 had been paid and an additional $70,000 had been accrued. In March of 1988, the parties agreed to terminate the royalty agreement; in consideration thereof and of the accrued but unpaid royalties, 24,858 shares of the Company's Common Stock were issued to such individuals.

OneCath Patents.

     The Company has filed applications for six patents for the OneCath catheter and its manufacturing process. To date, four letters patent have issued.

Pertrach Patents.

     The Company is the assignee of three patents utilized in the Pertrach Products. See "Item 1. Description of Business -- Products -- Pertrach Technology."

Other Patents.

     During the fiscal years ended June 30, 1996, 1995, and 1994, six patent applications, in addition to those referenced above, were filed, five of which have since been granted and three of which are pending as of the date of this Annual Report.

General Patent Protection.

     To date, no court has ruled on the enforceability of any of the Company's patents. There is no assurance that the Company's patents or any future patents will afford protection broad enough to prevent competitors from manufacturing systems similar to the Company's. In defense of its intellectual property rights, the Company was successful in compelling Gesco International, Inc. ("Gesco") to cease its infringement of one of the Company's split-needle patents. The Company has purchased a policy of patent insurance to supplement its financial resources in the prosecution of infringement of its major patents.

Competition
- -----------

     Many larger medical companies, e.g., Baxter Healthcare Corp., Becton-Dickinson and Co., Abbott Laboratories, and Sims, dominate the general catheter and port access segments of the medical device industry and compete with the Company on the basis of product performance. Management believes that PICCs and Midlines typically offer a lower cost alternative to the surgically placed central catheter lines that are offered by such larger companies. See Products
- -- Peripherally Inserted Central Catheters.

     Management believes that such larger companies neither offer a range of products that better suit the needs served by PICCs and Midlines nor utilize appropriate channels of distribution to service the PICC and Midline markets. Although the Company does not have the financial or distribution resources to supplant the market position of such larger companies with respect to the specific catheter products manufactured and marketed by them, management believes that the Company can be successful in manufacturing and supplying PICCs and Midlines to the markets that can utilize such products. Accordingly, the Company has adopted a strategy of marketing its products through its network of specialty distributors, as well as through selective licensing arrangements.

     Management believes that the major manufacturers of PICCs and Midlines are:

 .    Gesco, which was recently acquired by Bard Access Systems, offers only silicone PICCs as an extension to Bard's established product line, the range of which the Company's management believes to be more limited and more expensive than the Company's.

 .    HDC Corporation, which currently only offers silicone PICCs and Midlines.

Research and Development
- ------------------------

     In May of 1987, the Company introduced a new catheter product designed to minimize the transmission of infectious diseases such as AIDS and hepatitis through accidental needle sticks. Management believes that the Company was the first to develop and market a product of this type. That product became the PROTECTIV catheter, licensed by the Company to Critikon, Inc., a Johnson & Johnson company ("Critikon"). Since the introduction of stickless technology with PROTECTIV, the Company's catheter research and development efforts continued to concentrate on stickless product designs, as well as the OneCath catheter, L-Cath for Ports, high flow-rate catheters, and dual lumen products.

     Since completion of the PROTECTIV design, the Company has concentrated on the development of additional products for its distribution network. Current areas on which the Company is concentrating its efforts include needle stick protection for healthcare workers, reduced exposure to blood, increased dwell time (the time that a catheter may remain in a vein before it must be removed), ease of use with a related reduction in training time, and improved patient comfort. As a result of such development efforts, the L-Cath for Ports design has been upgraded to offer reduced blood exposure and ease of use. Other products offering such upgrades are currently in development. There can be no assurance that any commercially feasible products will result from such research and development activities. During the fiscal years ended June 30, 1996, and 1995, the Company expended an aggregate of approximately $395,000 and $368,000, respectively, on catheter research and development efforts.

Employees
- ---------

     The Company employs 48 individuals. The Company's employees are not covered by any collective bargaining agreement, and management believes its relationship with its employees is good.

ITEM 2.   Description of Property.

     The Company's executive offices and manufacturing facilities are located in leased premises at 14332 Chambers Road, Tustin, California. The property comprises approximately 20,000 square feet of light industrial space. The leasehold improvements include approximately 4,350 square feet of a controlled manufacturing environment suitable for medical device manufacturing, as well as air, vacuum, and electrical systems. The Company believes that its facilities, as improved, are suitable and adequate for its business, as currently conducted and for the foreseeable future. The Company believes that the facilities provide it with productive capacity sufficient to enable it to meet its current production goals and requirements, and those for the foreseeable future. Management believes that the facilities, as currently situated, could support a tripled level of production of current catheter products. The lease terminates April 30, 1998.

ITEM 3.   Legal Proceedings.

     The Company is not a party to any legal proceedings and management is not aware of any threatened legal proceedings.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

     There were no matters submitted during the fourth quarter of the year ended June 30, 1996, to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.   Market for Common Equity and Related Stockholder Matters.

     The Company's Common Stock is publicly traded in the over-the-counter market and is quoted on the NASDAQ SmallCap Market under the trading symbol "LUTH". The following table sets forth the high and low quotations for the Common Stock of the Company during the calendar periods indicated, as reported by the National Quotation Bureau, Inc.

Calendar Year             Quarter                High         Low
- ---------------       --------------             ----         ----
     1994             Third Quarter              3.00         2.12
                      Fourth Quarter             2.75         2.37

     1995             First Quarter              3.00         2.50
                      Second Quarter             2.68         2.50
                      Third Quarter              3.19         2.25
                      Fourth Quarter             5.38         2.75

     1996             First Quarter              5.13         3.25
                      Second Quarter             7.25         4.31

     The closing price of the Company's Common Stock as of September 20, 1996, was $5.50. At September 20, 1996, the Company had approximately 3,200 record holders of its Common Stock.

     The Company did not declare or pay any dividends during either of its fiscal years ended June 30, 1996, and 1995. Payment of dividends, if any, on the Common Stock, is dependent upon the amounts of future after-tax earnings, if any, of the Company and is subject to the discretion of its Board of Directors. The Board of Directors is not legally obligated to declare dividends, even if the Company is profitable. To date, the Company has not declared or paid any dividends. The Company intends to employ all available funds to finance the growth of its business and, accordingly, does not intend to declare or pay any dividends in the foreseeable future.

ITEM 6.   Management's Discussion and Analysis or Plan of Operation.

Results of Operations
- ---------------------

     The Company commenced business operations in 1980 (as the successor to a partnership organized in 1979) to develop, manufacture, and market a proprietary catheter placement system and related products. The Company has financed its development activities and operations since inception primarily with the net proceeds of an initial public offering in 1980 and with proceeds from subsequent sales of securities (both public and private issuances), funds received under a research and development agreement funded by a limited partnership to develop certain small catheter systems, and the proceeds of a sale by the Company of five of its patents to JJMI.

     Development continues on new models of catheter systems for various applications. Since its inception, the Company has developed and introduced numerous versions of its catheter placement products and systems, and additional catheter products are in development. There can be no assurance that any commercially feasible products will result from such development activities.

     Because of the Company's focus on research and development and its limited capital and marketing resources, the Company has generated relatively nominal sales of its products until recently. In November of 1987, a significant private label agreement was entered with Critikon, under which the Company manufactured its PROTECTIV catheter product for distribution by Critikon; in March of 1990, Critikon commenced to manufacture the product and paid the Company a sales-based royalty; and in March of 1995, the Company assigned to JJMI the PROTECTIV patents for $4.4 million, net of expenses. In 1990, the Company commenced the marketing of a PICC product line utilizing its L-Cath catheter placement system. In March of 1992, the Company entered into an exclusive distribution agreement with Pharmacia for the Company's PICC and Midline products that use a peel-away needle, including catheters for adults and certain neonate catheters, which agreements became non-exclusive in March of 1994. Effective March of 1995, Pharmacia was permitted only to distribute the Company's neonatal products for an additional four years. See Item 1. Description of Business.

     In March of 1994, the Company commenced the establishment of a network of specialty distributors to encompass the United States and Canadian markets. In addition, the Company has appointed a number of international distributors. As of the date of this Annual Report, the Company has approximately 20 distributors, resulting in more than 120 sales personnel engaged in sales efforts for the Company's products. As of the date of this Annual Report, substantially all of the distributors have received training in the use of the products.

Fiscal Year Ended June 30, 1996, Compared To Fiscal Year Ended June 30, 1995.

     Total revenues for 1996 were $4 million compared to $7.4 million in 1995. During the 1995 fiscal year, the Company sold five patents related to stickless needle technology to JJMI for $4.4 million, net of expenses. The decrease in total revenues for 1996 was attributable to such patent sale, as partially offset by the $1,370,000 increase in sales of the Company's catheter products. JJMI, successor-in-interest to Critikon, was the exclusive licensee under these patents pursuant to a royalty license agreement entered into in 1987, which was terminated as of March 28, 1995. Royalty income, therefore, decreased to $13,445 for fiscal year 1996, compared to $376,470 in 1995, as a result of termination of the royalty license agreement with Critikon. There were no production costs associated with any such license fee revenues.

     The Company's catheter products generated revenues of $3,883,000 in 1996 as compared to $2,513,000 in 1995, an increase of 55%. In 1994, the Company modified its agreement with Pharmacia from an exclusive to a non-exclusive distributor relationship and established a network of specialty distributors. Sales to Pharmacia contributed $43,000 in 1996, compared to $512,000 in 1995, while sales to the Company's specialty distributors increased by 88% to $2,049,000 in 1996 from $1,091,000 in 1995.

     Sales to OEM customers increased by 171% to $993,000 in 1996, from $367,000 in 1995, primarily as a result of a new distribution agreement with BSC, to develop and manufacture a range of PICCs for the interventional radiology market. Catheter sales to international distributors increased by 52% to $774,000 in 1996 from $508,000 in 1995. Interest and other income was $126,000 in 1996 compared to $50,000 in 1995, reflecting the increased interest earned on available cash which was invested in U.S. Treasury bills.

     Cost of revenues rose from $1,818,000 in 1995 to $2,393,000 in 1996. Cost of revenues as a percentage of product sales decreased from 72% to 62%, attributable to increased sales and lower per-unit manufacturing costs.

     Selling expenses decreased to $902,000 in 1996 from $1,126,000 in 1995, as a result of an accrual in 1995 of $238,000 relating primarily to the engagement of NCI in May of that year to develop a national accounts program targeting hospital purchasing groups and to lower advertising and promotional expenses in 1996. General and administrative expenses decreased to $869,000 in 1996 from $1,026,000 in 1995, primarily due to lower legal and license fee expenses. Research and development expenses for 1996 were $395,000, compared to $368,000 in 1995. Depreciation and amortization expenses decreased to $181,000 for 1996, compared to $194,000 for 1995. Interest and other expenses decreased to $13,000 in 1996 from $262,000 in 1995, due to a $162,000 write-off of the Company's repur-chased licensing rights from a foreign distributor in 1995 and to lower interest expenses resulting from lower debt balances in 1996. The Company recorded a provision for minimum income taxes of $800 for 1996, compared to $124,000 in 1995. At June 30, 1996, the Company had net operating loss carryforwards of approximately $3.7 million available to offset future taxable federal income. The carryforwards amounts expire in varying amounts between 2001 and 2011.

Liquidity and Capital Resources
- -------------------------------

     At June 30, 1996, the Company had working capital of $3.6 million and its principal sources of liquidity consisted of $1.6 million in cash and cash equivalents. The Company used cash for operations of $1.5 million during 1996, mainly as the result of increases in accounts receivable and inventories resulting from higher sales levels and the net loss for the year. With respect to investing activities, the Company made purchases of property and equipment totaling $105,000 and invested $125,000 in licensing and manufacturing rights to be amortized over three and five years, respectively. Financing activities provided $357,000, resulting from the collection of a note receivable from a shareholder and proceeds from sales of common stock from the exercise of stock options and warrants, as offset by repayment of debt to Sims of $400,000.

     The Company has no long-term capital commitments other than an annual lease obligation of between $130,000 and $151,000 for its facilities through 1998 and consulting fees of $396,000 payable to NCI over a two-year period, $239,000 of which was paid through June 30, 1996.

     The Company believes that available cash and cash equivalents, as well as funds expected to be generated from operations, will be sufficient to meet the Company's operating expenses and cash requirements for the next fiscal year.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("Statement No. 123"). Statement No. 123 is primarily a disclosure standard for the Company because the Company will continue to account for employee stock options under Accounting Principles Board Opinion No. 23. The disclosure requirements for the Company required by Statement No. 123 will be effective for the Company's financial statements for its 1997 fiscal year.

ITEM 7.   Financial Statements.

     See Index to Financial Statements at page 32.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There have been no events or conditions requiring reporting under the requirements of this item.

                                 PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The directors and executive officers of the Company are:


                                                                        Director
Name of Individual               Age              Position               Since
- ----------------------------     ---     ---------------------------     -----
David Rollo                       55     President, Chief Executive       1993
                                           Officer, Chief Financial
                                           Officer, and a Director
Ronald B. Luther                  64     Vice President, Director of
                                           Research and Development        -
Petra Darling                     52     Secretary                         -
Mark S. Isaacs                    31     Director                         1991
Jack W. Payne                     66     Director                         1992
D. Ross Hamilton                  58     Director                         1993
William R. Dahlman                54     Director                         1995
Barry W. Hall                     48     Director                         1995

     Each of the Company's directors has been elected to serve until the next meeting of shareholders. Except as described below, there are no arrangements or understandings between any director and any other person pursuant to which any person was elected or nominated as a director. Pursuant to an understanding between the Company and a now-disbanded shareholder group, of which Mr. Luther was a member, (i) Mr. Dahlman was a nominee to be elected as a director at the Company's Annual Meeting of Shareholders, held in December of 1995, and (ii) in the organizational meeting of the Company's board of directors held in December of 1995, the number of directors of the Company was increased from five to six to facilitate the appointment of Mr. Hall, a designee of such group, as a director of the Company. Each of Messrs. Dahlman and Hall is to serve as a director of the Company until the immediately following annual meeting of the Company's shareholders and until their respective successors are elected and shall qualify. The Company's executive officers serve at the discretion of the Board of Directors.

     Mr. Rollo has served as President, Chief Executive Officer, and as a director of the Company since December of 1993, as its Chief Financial Officer since January of 1994, and as its Chairman of the Board since June of 1995.
From 1976 to 1993, Mr. Rollo was employed by Telectronics Inc. (or by certain of its affiliates), a Denver, Colorado, heart pacemaker manufacturer, in various positions, including President and Chief Executive Officer.

     Mr. Luther is the founder of the Company and, since September of 1995 has served as its Vice President, Director of Research and Development. From the Company's organization in 1980, until December of 1995, he served as a director; until June of 1995, as the Company's Chairman of the Board; until December of 1993, as its Chief Executive Officer; and, between 1980 and 1990 and during 1992 and 1993, as its President. From 1978 to 1980, Mr.

Luther was the President and sole shareholder of Luther Medical Systems, Inc., a research and consulting company. From 1975 to 1978, he was the President of William Harvey Research Corporation, a manufacturer of blood oxygenators for open heart surgery.

     Ms. Darling has served as secretary of the Company since November of 1992. Since 1981, she has been employed by the Company in various administrative, non-policy making capacities, including the Company's assistant secretary (between 1988 and 1992) and its controller (from 1981 to the present), reporting to the Company's principal accounting officer.

     Mr. Isaacs has served as a director of the Company since September of 1991. From April of 1995 until December of 1995, he also served as a consultant to the Company. Since May of 1996, Mr. Isaacs served as the Chairman of the Board of VenzCoal, Inc., a private Nevada corporation formed to be engaged in the production and marketing of coal in Guarico State Venezuela. From March of 1991 to October of 1994, Mr. Isaacs was engaged in the acquisition of silver mining properties under the name SilTex Resources. In August of 1992, SilTex Resources was incorporated in Nevada as "SilTex Resources, Inc." Mr. Isaacs served as its Chairman of the Board and Chief Executive Officer until October of 1994, as a director until December of 1994, and as a consultant through April of 1995. From February of 1993 until October of 1994, Mr. Isaacs served as President, Chief Executive Officer, and Chairman of the Board of Belcor Inc. ("Belcor"), whose business consists of natural resource related activities.

     Mr. Payne has served as a director of the Company since March of 1992.
From January of 1993 to the present, he has served as the Executive Vice President and a director of Sequin Hospital Bed Corporation, a Denver, Colorado, durable medical equipment company of which he is a co-founder. From June of 1992 to the present, Mr. Payne has also served as President and Chief Executive Officer of FerroMagnetic Therapeutics Corp., a Denver, Colorado, biotechnology company. From December of 1993 to the present, he has served as a director of First Fidelity Acceptance Corp., a public Dallas, Texas, financial services company. Between 1990 and 1993, Mr. Payne served as the President of Executive Marketing International, Inc., a Denver, Colorado, human resource consulting company. From January of 1990 to June of 1992, he was the President and served as the Chief Operating Officer of Bio Barrier Corporation. Mr. Payne commenced his career in the medical products and devices field at Baxter Travenol Laboratories, Inc., in 1958, where, until 1977, he was employed in various sales and executive positions. Thereafter, he continued his career in that industry with executive positions at R.P. Scherer Corporation and Terumo Medical Products, Inc.

     Mr. Hamilton has served as a director of the Company since March of 1993. For not less than the previous five years, he has served as President of Hamilton Research, Inc., a Maryland-based financial consulting firm. Since December of 1989, Mr. Hamilton has served as a director of Incstar Corporation, 52% of which enterprise is owned by Fiat S.p.A.; between January of 1993 and June of 1996, as a director of Belcor; and since June of 1994, as a director of Alpharel, Inc., a computer software company. Between 1968 and 1981, he served as a Vice President of Dean Witter Reynolds and, for the six previous years, in various executive positions at Chemical Bank.

     Mr. Dahlman has served as a director of the Company since December of 1995. From January of 1991 to the present, he has served as a principal of WRD & Associates, a Los Angeles, California, contract management and consulting group. From 1987 until forming WRD & Associates, Mr. Dahlman was the President and Chief Executive Officer of Suntory Water Group in Atlanta, Georgia.

     Mr. Hall has served as a director of the Company since December of 1995. From January of 1996 to the present, he has served as Vice President, Finance and Administration and Chief Financial Officer of EarthLink Network, Inc., a Pasadena, California, internet service provider. From April of 1994 to December of 1995, Mr. Hall was an independent management consultant. For the five years commencing March of 1989, he served as Chief Executive Officer and Chairman of the Board of California Amplifier, Inc., a publicly traded manufacturer of microwave amplifiers headquartered in Camarillo, California.

Committees; Meetings.

     The Company has a standing audit committee, the members of which are Messrs. Isaacs, Hamilton, and Hall; a standing compensation committee, the members of which are Messrs. Payne and Hamilton; and a standing nominating committee, the members of which are Rollo, Isaacs, and Dahlman.

     The Company's Board of Directors met a total of seven times during the fiscal year ended June 30, 1996.

ITEM 10.  Executive Compensation.

Employment Agreements
- ---------------------

     The Company employs Mr. Rollo as its Chief Executive Officer and President pursuant to a series of employment agreements, the most current of which is effective as of December of 1995. Mr. Rollo's annual base compensation thereunder currently is $150,000, subject to cost of living increases and periodic review and increase upon the recommendation of the Company's compensation committee. Mr. Rollo is also entitled to receive bonus payments in their discretion.

     Upon execution of the initial employment agreement in December of 1993, the Company granted to Mr. Rollo warrants to purchase 150,000 shares of the Company's common stock, of which 50,000 warrants vested in December of 1994, 50,000 vested in December of 1995, and 50,000 are to vest in December of 1996. The exercise price of the warrants (the average of the closing bid and asked prices as quoted on the NASDAQ System on December 6, 1993) is $2.94.

     If Mr. Rollo's employment by the Company should terminate for any reason, all of such warrants shall immediately vest and become exercisable. Vesting of all of Mr. Rollo's unvested warrants shall be accelerated to the date on which a sale of all or substantially all of the Company's assets closes or a change of control of the Company occurs.

     Under certain circumstances, a termination of Mr. Rollo's employment agreement will cause the Company to pay to Mr. Rollo (i) his full base compensation through the date of termination at the rate in effect at the time of such termination and (ii) a lump sum equal to 100% of his annual base compensation at the highest rate in effect during the 12 months immediately preceding the date of termination.

     A "change in control of the Company" means a change in control of a nature that would be required to be reported in response to Item 5(f) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"); provided, however, that such "person" (as such
                              --------  -------
term is used in Section 13(d) and 14(d) of the Exchange Act), other than the Company or any "person" who on the date hereof is a director or officer of the Company, becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 80% or more of the combined voting power of the Company's then outstanding securities.

     Effective in September of 1995, the Company and Mr. Luther entered into an agreement (the "September 1995 Agreement"), pursuant to which the Company employs Mr. Luther as its Vice President, Director of Research and Development. Mr. Luther's annual base compensation thereunder is $115,000, subject to periodic review. Mr. Luther may receive bonus payments in the discretion of the Company's compensation committee. The September 1995 Agreement supersedes an earlier employment agreement entered in November of 1993 (the "November 1993 Agreement").

     Upon execution of the November 1993 Agreement, the Company granted to Mr. Luther warrants to purchase 100,000 shares of the Company's common stock, of which warrants, 40,000 of which are currently vested and the remainder vest annually in November of 1996, 1997, and 1998, in three equal allotments of 20,000 each. The exercise price of the warrants, as determined by the Company's board of directors (with Mr. Luther abstaining), is $2.63.

     During each of the five years following the earlier of (i) termination of the agreement for any reason (other than if Mr. Luther has been convicted of committing a felony) or (ii) November 19, 1998, the Company shall pay to Mr. Luther compensation ("Royalties") equivalent to two percent of the "net sales price" of all products manufactured by, or on behalf of, the Company for which the Company received a 510(k) notification from the United States Food and Drug Administration that bears a date on or after November 19, 1993. No Royalties shall accrue in favor of Mr. Luther during the period that the Company is responsible to pay to him base compensation. Royalties shall be paid in cash, quarterly, in arrears. Any successor to the Company may limit Royalties (i) to the amount paid by the Company prior to such event of succession, if, as of the date of such event, Mr. Luther had received Royalties in an aggregate amount of not less than $2,000,000 or (ii) to a maximum aggregate amount of $2,000,000, if, as of such event of succession, Mr. Luther had not received Royalties in such amount. In lieu of the second limitation, a successor to the Company may pay to Mr. Luther the then net present value of Royalties remaining to be paid, to a maximum aggregate payment of $2,000,000.

     "Net sales price" means all revenues from sales of relevant royalty products received by the Company in arms-length transactions for commercial purposes, whether a sale, lease, or other transaction, less sales, excise, and use taxes; export or import duties; freight; credits for claims; and allowances for returns from, and samples to, purchasers. If the Company grants licenses or otherwise transfers to unaffiliated third parties certain patent rights to sell relevant royalty products, sales or leases thereof by such third parties shall be deemed to be sales or leases by the Company, although the calculation of such "third-party generated" Royalties would be reduced from two percent to one percent of the royalty revenues received by the Company.

     During the period that Royalties are to be paid by the Company, Mr. Luther shall not, without the Company's prior written consent, engage in business activities that are the same or substantially similar to the businesses, products, services, or markets of the Company. The Company's termination of Mr. Luther's employment pursuant to the at will employment provisions of the September 1995 Agreement shall be deemed to be such written consent. Additionally, Mr. Luther may elect to compete by voluntarily terminating the Company's Royalties obligation.

     If Mr. Luther's employment agreement is terminated due to his death or disability, the Company will be required to pay to Mr. Luther, his designee, or his estate, as appropriate, (i) his full base compensation to the date of termination, (ii) a sum equivalent to one month's salary for each year commencing November 12, 1980, payable monthly for the relevant number of months, and (iii) the Royalties. If Mr. Luther's employment agreement is terminated pursuant to the at will employment provisions of the September 1995 Agreement, the Company will be required to pay to Mr. Luther (i) his full base compensation to the date of termination, (ii) a sum equivalent to 16 months' salary in 16 equal monthly installments, and (iii) the Royalties.

                          SUMMARY COMPENSATION TABLE

                                                                                           Long Term Compensation
                                                                               --------------------------------------------------
                                           Annual Compensation                           Awards           Payouts
                                 ------------------------------------------------------------------------------------------------
                                                                   Other
  Name                                                             Annual       Restricted                           All Other
  and                                                              Compen-        Stock                     LTIP      Compen-
Principal                                                          sation        Award(s)     Options/    Payouts     sation
Position                 Year        Salary($)        Bonus($)       ($)           ($)        SARs(#)       ($)         ($)
- ---------------------------------------------------------------------------------------------------------------------------------
David Rollo              1996       $  150,000          ---          ---           ---         - 0 -         --          --
(President,              1995       $  141,437          ---          ---           ---         - 0 -         --          --
 CEO, and CFO)           1994       $   74,417/1/       ---          ---           ---        150,000        --          --

Ronald Luther            1996       $  115,300          ---          ---           ---        100,000        --          --
(Vice President,         1995       $  107,690          ---          ---           ---         - 0 -         --          --
 Director - R&D)         1994       $  100,000          ---          ---           ---        104,286        --          --

All executive
officers as a group
(3 persons)              1996       $  326,870          ---          ---           ---        100,000        --          --
(3 persons)              1995       $  308,383          ---          ---           ---          9,286        --          --
(3 persons)              1994       $  230,334          ---          ---           ---        258,429        --          --

________________
1 Represents the period from the commencement of Mr. Rollo's employment in December of 1994 through the end of the Company's fiscal year at June 30, 1995.

________________

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                               Individual Grants
- ----------------------------------------------------------------------------------------------------------

                                 Percent of Total
                                   Options/SARs
                  Options/          Granted to                         Market Price
                    SARs           Employees in    Exercise or Base      on Date         Expiration
 Name             Granted(#)       Fiscal Year      Price($/Sh)       of Grant($/Sh)         Date
- ----------------------------------------------------------------------------------------------------------
David Rollo          - 0 -            N/A              N/A                  N/A               N/A

Ronald Luther      100,000            36              3.63                 3.13            9/18/2000

            LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                                                                                Value of
                                                              Number of        Unexercised
                                                             Unexercised      In-the-Money
                                                           Options/SARs at   Options/SARs at
                                                              FY-End (#)        FY-End ($)

                  Shares Acquired                           Exercisable/      Exercisable/
 Name             on Exercise(#)      Value Realized($)     Unexercisable    Unexercisable
- -------------------------------------------------------------------------------------------------
David Rollo            -0-                  ---               100,000/          169,000/
                                                               50,000            84,500

Ronald Luther          -0-                  ---               156,429/          192,537/
                                                              140,000           200,000

     Effective in December of 1995, Directors who are not officers of the Company receive a fee of $900 per meeting attended in person, or $500 per meeting attended by telephone, as compensation for their services, an increase from $600 and $400, respectively.

     The Company granted warrants to its directors to purchase the number of shares of the Company's Common Stock set forth in the chart below. Except as noted, each warrant was exercisable immediately, for a period of five years, and is currently outstanding. The chart does not reflect warrants that expired, unexercised prior to the Company's fiscal year ended June 30, 1996.

                                                                                 Fair
   Name of         Number of      Date of         Date of         Exercise      Market
 Individual          Shares        Grant         Expiration        Price       Value/1/
- ----------------   ---------     ---------     --------------     --------     --------
D. Rollo/2/           150,000     Dec. 1993     Dec. 1999-2001        $2.94        $2.94
M. Isaacs/3/            7,143     Sep. 1991     Sep. 1996              3.50         5.01
M. Isaacs               5,000     Jan. 1992     Jan. 1997              5.57         8.32
M. Isaacs               5,000     Jan. 1993     Jan. 1998              3.50         4.57
M. Isaacs              25,000     July 1993     July 1998              2.75         2.75
M. Isaacs               5,000     Jan. 1994     Jan. 1999              2.50         3.13
M. Isaacs              13,500     Jan. 1995     Jan. 2000              2.55         3.25
M. Isaacs/4/           13,500     Sep. 1995     Sep. 2000              2.56         3.13
M. Isaacs               9,000     Dec. 1995     Dec. 2000              3.85         4.81
M. Isaacs/5/           30,000     Dec. 1995     Dec. 2001-2005         4.81         4.81
J. Payne                2,500     Mar. 1992     Mar. 1997              6.20         9.26
J. Payne                5,000     Jan. 1993     Jan. 1998              3.50         4.57
J. Payne               25,000     July 1993     July 1998              2.75         2.75
J. Payne                5,000     Jan. 1994     Jan. 1999              2.50         3.13
J. Payne                9,000     Jan. 1995     Jan. 2000              2.55         3.25
J. Payne                9,000     Dec. 1995     Dec. 2000              3.85         4.81
J. Payne/5/            30,000     Dec. 1995     Dec. 2001-2005         4.81         4.81
R. Hamilton            35,000     July 1993     July 1998              2.75         2.75
R. Hamilton             5,000     Jan. 1994     Jan. 1999              2.50         3.13
R. Hamilton             9,000     Jan. 1995     Jan. 2000              2.55         3.25
R. Hamilton             9,000     Dec. 1995     Dec. 2000              3.85         4.81
R. Hamilton/5/         30,000     Dec. 1995     Dec. 2001-2005         4.81         4.81
W. Dahlman/5/          30,000     Dec. 1995     Dec. 2001-2005         4.81         4.81
B. Hall/5/             30,000     Dec. 1995     Dec. 2001-2005         4.81         4.81
R. Luther               7,143     June 1988     June 1998              3.50         6.58
R. Luther/6/           21,429     Jan. 1990     Jan. 1996              3.50         4.41
R. Luther/7/           14,286     Jan. 1991     Jan. 1996              3.50         2.66
R. Luther/8/           70,000     Nov. 1991     Nov. 1996              3.75         6.75
R. Luther              15,000     Apr. 1993     Apr. 1998              3.50         4.57
R. Luther/9/          100,000     Nov. 1993     Nov. 1998-2002         2.63         4.57
R. Luther               4,286     Apr. 1994     Apr. 1999              3.25         3.25
R. Luther/10/         100,000     Sep. 1995     Sep. 2000              3.63         3.13

1 Fair market value represented the average of the bid and asked price for a share of the Company's common stock on the date of grant.

2 100,000 of such warrants are currently exercisable as of, or within 60 days of, the date of this Annual Report; 50,000 of such warrants are to vest in December of 1996. If Mr. Rollo's employment by the Company should terminate for any reason, all of such warrants that, as of the date of termination, otherwise would have become exercisable within the 12-month period following the date of termination shall immediately vest and become exercisable. Vesting of all such unvested warrants shall be accelerated to the date on which a sale of all or substantially all of the Company's assets closes or a change of control of the Company occurs.

3    All of such warrants were exercised in September of 1996.

4 All of such warrants are currently exercisable; 1,500 of which were exercised in April of 1996.

5 On December 8, 1995, the Company's board of directors established a five-year warrant program, pursuant to which each of the Company's outside directors was granted 30,000 warrants to purchase a like number of shares of the Company's common stock at fair market value as of the date of grant. Vesting, at the annual rate of 6,000 warrants per year, will commence one year following the date of grant and will end upon the grantee's cessation of services as a director of the Company. In the event of a sale of the Company while the person is a director, all of such warrants immediately vest and become exercisable.

6 The exercise period of such warrants commenced one year after date of grant (or in January of 1991). All of such warrants were exercised in January of 1996.

7    All of such warrants were exercised in January of 1996.

8 The exercise period of such warrants commenced on March 24, 1992, the effective date of an agreement between the Company and Pharmacia Deltec Inc.

9 60,000 of such warrants are currently exercisable; 20,000 of such warrants are exercisable in November of 1996 and 1997, respectively.

10 40,000 of such warrants are currently exercisable; 20,000 of such warrants are exercisable in September of 1997, 1998, and 1999, respectively.
     Vesting of all of such unvested warrants shall be accelerated (a) in the event of Mr. Luther's death or disability or (b) to the date on which the Company is acquired or all or substantially all of the Company's assets are sold. Such warrants were granted in replacement of 100,000 warrants that were granted in June of 1985, which expired, fully vested and unexercised, in June of 1995.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the beneficial ownership of Common Stock at September 16, 1996, (except as otherwise indicated by footnote) by (i) each person (including any "group" as that term is used in
Section 13(d)(3) of the Securities Exchange Act of 1934) known by management to own beneficially more than 5% of the Company's outstanding Common Stock, (ii) each of the Company's directors, and (iii) all executive officers and directors of the Company as a group:

                                   Shares of Common Stock
                                   Beneficially Owned (2)
  Name of Individual                  Amount (1)           %
- ----------------------                ----------         ------
David Rollo                          103,175(3)            2.79
Mark S. Isaacs                        94,211(4)            2.55
Jack W. Payne                         55,500(5)            1.50
D. Ross Hamilton                      93,856(6)            2.54
William R. Dahlman                     - 0 -(7)             0.0
Barry W. Hall                          - 0 -(8)             0.0
Ronald B. Luther                     365,276(9)            9.87

All executive officers
and directors as a
group (8 persons)                    726,804(10)          19.64

_______________
(1) The persons named in the table have sole voting and investment power with respect to all shares of Company Common Stock shown to be beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2) Assumes the exercise of options and warrants to purchase 491,644 shares held by executive officers and directors of the Company, which options and warrants are, or become, exercisable within the 60 days of the date of this Annual Report.

(3) Includes 3,175 shares beneficially owned by Mr. Rollo, plus warrants to purchase 150,000 shares at an exercise price of $2.94 per share, expiring at various dates from December 5, 1999, to December 5, 2001, of which 100,000 warrants are exercisable as of, or within 60 days of, the date of this Annual Report. Mr. Rollo's address is 14332 Chambers Road, Tustin, California 92680.

(4) Includes 19,711 shares beneficially owned by Mr. Isaacs, plus warrants to purchase 5,000 shares at an exercise price of $5.57 per share, expiring on January 28, 1997; warrants to purchase 5,000 shares at an exercise price of $3.50 per share, expiring on January 15, 1998; warrants to purchase 25,000 shares at an exercise price of $2.75 per share, expiring on July 23, 1998; warrants to purchase 5,000 shares at an exercise price of $2.50 per share, expiring on January 21, 1999; warrants to purchase 13,500 shares at an exercise price of $2.55 per share, expiring on January 27, 2000; warrants to purchase 12,000 shares at an exercise price of $2.56 per share, expiring at various times during the period of April 30 through September 30, 2000; and warrants to purchase 9,000 shares at an exercise price of $3.85 per share, expiring on December 8, 2000. Mr. Isaacs' address is 14332 Chambers Road, Tustin, California 92680.

(5) Includes warrants to purchase 2,500 shares at an exercise price of $6.20 per share, expiring on March 20, 1997; warrants to purchase 5,000 shares at an exercise price of $3.50 per share, expiring on January 15, 1998; warrants to purchase 25,000 shares at an exercise price of $2.75 per share, expiring on July 23, 1998; warrants to purchase 5,000 shares at an exercise price of $2.50 per share, expiring on January 21, 1999; warrants to purchase 9,000 shares at an exercise price of $2.55 per share, expiring on January 27, 2000; and warrants to purchase 9,000 shares at an exercise price of $3.85 per share, expiring on December 8, 2000. Mr. Payne's address is 4515 S. Meadow Drive, Boulder, Colorado 80301.

(6) Includes 5,000 shares beneficially owned by Mr. Hamilton and 30,856 shares owned by a partnership, of which Mr. Hamilton and an unaffiliated third party each owns 50%; warrants to purchase 35,000 shares at an exercise price of $2.75 per share, expiring on July 23, 1998; warrants to purchase 5,000 shares at an exercise price of $2.50 per share, expiring on January 21, 1999; warrants to purchase 9,000 shares at an exercise price of $2.55 per share, expiring on January 27, 2000; and warrants to purchase 9,000 shares at an exercise price of $3.85 per share, expiring on December 8, 2000. Mr. Hamilton's address is 9440 Gregory Road, Easton, Maryland 21601.

(7)  Mr. Dahlman's address is 215 N. Marengo Avenue, Pasadena, California 91101.

(8)  Mr. Hall's address is 3100 New York Drive, Pasadena, California 91107.

(9) Includes 150,082 shares beneficially owned by Mr. Luther, 5,622 shares owned by Mr. Luther's spouse, as to which shares Mr. Luther disclaims beneficial ownership, war-rants to purchase 70,000 shares at an exercise price of $3.75 per share, expiring on November 15, 1996; warrants to purchase 15,000 shares at an exercise price of $3.50 per share, expiring April 23, 1998; warrants to purchase 7,143 shares at an exercise price of $3.50 per share, expiring on June 24, 1998; warrants to purchase 4,286 shares at an exercise price of $3.25 per share, expiring on April 22, 1999; warrants to purchase 100,000 shares at an exercise price of $2.63 per share, expiring at various dates from November 19, 1998, to November 19, 2002, of which 60,000 warrants are exercisable as of, or within 60 days of, the date of this Annual Report; and warrants to purchase 100,000 shares at an exercise price of $3.63 per share, expiring September 18, 2000, of which 40,000 warrants are exercisable as of, or within 60 days of, the record date. Also includes options, issued to Mr. Luther's spouse, to purchase 1,500 shares at an exercise price of $4.25 per share, expiring on November 15, 1996; options to purchase 1,000 shares at an exercise price of $4.25 per share, expiring on November 13, 1997; options to purchase 8,500 shares at an exercise price of $3.07 per share, expiring on April 23, 1998; and options to purchase 2,143 shares at an exercise price of $3.25 per share, expiring on April 22, 1999, as to all of which options and the underlying shares Mr. Luther disclaims beneficial ownership. Mr. Luther's address is 14332 Chambers Road, Tustin, California 92680.

(10) Includes all shares, options, and warrants described in notes (3) through
     (6), inclusive, and (9), above; 714 shares beneficially owned by an executive officer who is not a director, plus options to purchase 1,429 shares at an exercise price of $3.71 per share, expiring on June 19, 1997; options to purchase 1,500 shares at an exercise price of $4.25 per share, expiring on November 15, 1996; options to purchase 1,000 shares at an exercise price of $4.25 per share, expiring on November 13, 1997; options to purchase 6,000 shares at an exercise price of $3.07 per share, expiring on April 23, 1998; options to purchase 2,143 shares at an exercise price of $3.25 per share, expiring on April 22, 1999; and options to purchase 2,000 shares at an exercise price of $2.82 per share, expiring on July 22, 1999.

ITEM 12.  Certain Relationships and Related Transactions.

     As of June 30, 1996, no officers or directors were indebted to the Company in any amount. During such fiscal year, Mr. Luther's maximum obligation to the Company was $183,000, which obligation was paid in full in September of 1995.

ITEM 13.  Exhibits and Reports on Form 8-K.

     The following documents are filed as a part of this report:

(a)  Exhibits

     * Exhibits filed herewith. Other exhibits are incorporated by reference to previous filings.

     2.1 Asset Purchase Agreement, dated July 1, 1994, among Luther Medical Products, Inc., a California corporation, Neuro Diagnostics, Inc., a California corporation, and Bio-Logic Systems Corp., a Delaware corporation, relating to the acquisition of certain assets and the assumption of certain liabilities of Neuro Diagnostics, Inc., by a wholly-owned subsidiary of Bio-Logic Systems Corp., filed as Exhibit
          2.1 to the Registrant's Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1994, (the "1994 10-KSB") and is incorporated herein by reference.

     3.1 Articles of Incorporation of the Registrant as filed with the Secretary of State of California on February 22, 1991, filed as Exhibit B to the Registrant's Proxy Statement for the Annual Meeting of Stockholders, May 24, 1991, and is incorporated herein by reference.

     3.1a Certificate of Determination of Preferences of Preferred Shares, filed as Exhibit 3.1a to the Registrant's Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1993, and is incorporated herein by reference.

     3.2 By-Laws of the Registrant as currently in effect, filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1991, (the "1991 10-K") and is incorporated herein by reference.

     10.1 Assignment dated July 21, 1980, and Amendment to Assignment dated September 2, 1980, pursuant to which Ronald B. Luther and Marshall F. Sparks assigned to the Registrant a patent relating to the catheter placement system, filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-2, as amended (the "Registration Statement") (File No. 33-12557) and are incorporated herein by reference.

     10.2 Supplemental Assignment dated July 1, 1981, pursuant to which Ronald
          B. Luther and Marshall F. Sparks expanded the applicability of the Assignment dated July 21, 1980, to include all subsequent technology related to the catheter placement system on the same terms and conditions, filed as Exhibit 10.2 to the Registration Statement and is incorporated herein by reference.

     10.4 License and Sales Agreement, dated April 1, 1987, and Amendment to License and Sales Agreement, dated December 4, 1987, between the Registrant and Tyndale Plains-Hunter, Ltd., relating to an exclusive license to make, use, and sell certain patented hydrophilic polymers, filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1988, (the "1988 10-K") and are incorporated herein by reference.

     10.4a* Amendment, dated April 11, 1996, to License and Sales Agreement, dated April 1, 1987, between the Registrant and Tyndale Plains-Hunter, Ltd., relating to modifications of the field of the Agreement and the Registrant's royalty obligations.

     10.5 License Agreement, dated June 17, 1985, between the Registrant and Medtronic, Inc., granting Medtronic a license to utilize the Registrant's patents on split needle technology for certain product applications, filed as Exhibit 10.6 to the Registration Statement and is incorporated herein by reference.

     10.6 Agreement, dated November 11, 1987, and Amendment to Agreement, dated February, 1988, between the Registrant and Critikon, Inc., relating to the Registrant's stickless needle technology, filed as
             Exhibit 10.10 to the 1988 10-K and are incorporated herein by reference.

     10.6a Agreement dated as of March 28, 1995, between the Registrant and Johnson & Johnson Medical, Inc., relating to the assignment by the Company of five certain catheter patents to JJMI, filed as Exhibit
             2.1 to the Registrant's Current Report on Form 8-K dated March 28, 1995.

     10.7 Lease dated December 9, 1992, between the Registrant and the Beecher Family Trust, as lessor, as to facilities located at 14332 Chambers Road, Tustin, California, filed as Exhibit 6(a) to the Quarterly Report on Form 10-QSB for the Quarter Ended December 31, 1992, and is incorporated herein by reference.

     10.8 Adoption Agreement for Prototype Defined Contribution Plan #02 Sponsored By IDS Financial Services, filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1990, (the "1990 10-K") and is incorporated herein by reference.

     10.9 Loan and Security Agreement dated September 17, 1990, between the Registrant and Johnson & Johnson Finance Corporation, filed as
             Exhibit 10.13 to the 1990 10-K and is incorporated herein by reference.

     10.10 Loan and Security Agreement dated May 12, 1994, (and Addendum thereto) between the Registrant and Johnson & Johnson Finance Corporation, filed as Exhibit 10.10 to the 1994 10-KSB and is incorporated herein by reference.

     10.11 Loan and Security Agreement dated August 15, 1994, between the Registrant and Johnson & Johnson Finance Corporation, filed as
             Exhibit 10.11 to the 1994 10-KSB and is incorporated herein by reference.

     10.12 Research and Development Agreement, dated March 24, 1992, between the Registrant and Pharmacia Deltec Inc., filed as Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on April 1, 1992, and is incorporated herein by reference.

     10.13 Distribution Agreement, dated March 24, 1992, between the Registrant and Pharmacia Deltec Inc., filed as Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on April 1, 1992, and is incorporated herein by reference.

     10.13a Distribution and License Agreement, dated as of March 9, 1994, between the Registrant and Pharmacia Deltec Inc., filed as Exhibit 10.13a to the 1994 10-KSB and is incorporated herein by reference.

     10.14 Loan and Security Agreement, dated March 24, 1992, between the Registrant and Pharmacia Deltec Inc., filed as Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed on April 1, 1992, and is incorporated herein by reference.

     10.14a Amendment to Loan and Security Agreement, dated as of March 9, 1994, between the Registrant and Pharmacia Deltec Inc., filed as
             Exhibit 10.14a to the 1994 10-KSB and is incorporated herein by reference.

     10.15 8% Convertible Note, dated March 24, 1992, of the Registrant in favor of Pharmacia Deltec Inc., filed as Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed on April 1, 1992, and is incorporated herein by reference.

     10.15a Replacement Note, dated as of January 1, 1994, of the Registrant in favor of Pharmacia Deltec Inc., filed as Exhibit 10.15a to the 1994 10-KSB and is incorporated herein by reference.

     10.15b* Payment Agreement, dated as of November 3, 1995, between the
             Registrant and Pharmacia Deltec Inc., in respect of Replacement Note, dated as of January 1, 1994, of the Registrant in favor of Pharmacia Deltec Inc.

     10.16 Registration Rights Agreement, dated March 24, 1992, between the Registrant and Pharmacia Deltec Inc., filed as Exhibit 10.5 of the Registrant's Current Report on Form 8-K filed on April 1, 1992, and is incorporated herein by reference.

     10.17 Release and Termination Agreement, dated as of March 9, 1994, between the Registrant and Pharmacia Deltec Inc., filed as Exhibit
             10.17 to the 1994 10-KSB and is incorporated herein by reference.

     10.18 Non-U. S. Distributor Agreement, dated May 18, 1983, between the Registrant and Medical Japan, Ltd., filed as Exhibit 10.19 of the Registrant's Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1992, and is incorporated herein by reference.

     10.19   Registrant's Incentive Employee Stock Option Plan - 1984, filed as
             Exhibit 10.14 to the Registration Statement and is incorporated herein by reference.

     10.20 Amendments to Registrant's Incentive Employee Stock Option Plan - 1984, filed as Exhibit 10.14A to the Registration Statement and is incorporated herein by reference.

     10.21   Registrant's Employee Stock Option Plan - 1986, filed as Exhibit
             10.15 to the Registration Statement and is incorporated herein by reference.

     10.22 Amendments to Registrant's Employee Incentive Stock Option Plan - 1986, filed as Exhibit 10.15A to the Registration Statement and is incorporated herein by reference.

     10.23   Registrant's Employee Stock Option Plan - 1987, filed as Exhibit
             4.1 to the Registrant's Registration Statement on Form S-8 (File No. 33-48850) (the "1987 S-8") and is incorporated herein by reference.

     10.24   Registrant's Incentive Stock Compensation Plan - 1987, filed as
             Exhibit 4.2 to the 1987 S-8 and is incorporated herein by reference.

     10.25   Intentionally omitted.

     10.26   Intentionally omitted.

     10.27 Patent and Technology License and Supply Agreement, dated as of October 31, 1993, between the Registrant and The Kendall Company, filed as Exhibit 10.27 to the 1994 10-KSB and is incorporated herein by reference.

     10.28 Agreement for Transfer of License, dated as of March 1, 1994, between the Registrant and Medikit Co., Ltd., filed as Exhibit
             10.28 to the 1994 10-KSB and is incorporated herein by reference.

     10.29 Distribution Agreement, dated as of August 4, 1994, between the Registrant and Kentec Medical, Inc., filed as Exhibit 10.29 to the 1994 10-KSB and is incorporated herein by reference.

     10.30 Employment Agreement, dated November 19, 1993, between the Registrant and Ronald B. Luther, filed as Exhibit 10.30 to the 1994 10-KSB and is incorporated herein by reference.

     10.30a* Employment Agreement, dated September 25, 1995, between the
             Registrant and Ronald B. Luther.

     10.31 Employment Agreement, dated December 6, 1993, between the Registrant and David Rollo, filed as Exhibit 10.31 to the 1994 10-KSB and is incorporated herein by reference.

     10.31a Employment Agreement, dated May 31, 1995, between the Registrant and David Rollo, filed as Exhibit 10.31a to the Registrant's Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1995, (the "1995 10-KSB") and is incorporated herein by reference.

     10.32 Consulting Agreement, dated April 1, 1995, between the Registrant and Mark S. Isaacs, filed as Exhibit 10.32 to the 1995 10-KSB and is incorporated herein by reference.

     10.33 National Account Consulting Agreement, dated May 19, 1995, between the Registrant and National Contracts, Inc., filed as Exhibit 10.33 to the 1995 10-KSB and is incorporated herein by reference.

     10.34* Purchase Agreement, dated September 12, 1995, between the Registrant and Apria Healthcare, Inc.

     10.35* Vendor Agreement, dated November 2, 1995, between the Registrant and Health Services Corporation of America.

     10.36* Standard Proposal, dated November 9, 1995, between the Registrant and Mid Atlantic Group Network of Shared Services, Inc.

     10.37* National Contract, dated July 1, 1996, between the Registrant and Teamcare, the institutional pharmacy subsidiary of GranCare, Inc.

     10.38* License Agreement for Use of Alliance of Children's Hospitals' Seal of Acceptance by the Manufacturer, dated December 1, 1995, between the Registrant and Alliance of Children's Hospitals.

     10.39* Distributorship Agreement, dated September 21, 1995, between the Registrant and Boston Scientific Corporation.

     23.1*   Consent of Thelen, Marrin, Johnson & Bridges.

     23.2*   Consent of Robert L. Pike, Esq.

     23.3*   Consent of Corbin & Wertz

(b)  Reports on Form 8-K

     During the last quarter of the period covered by this Annual Report, the Company did not file any Current Reports on Form 8-K.

                         INDEX TO FINANCIAL STATEMENTS

                                                                  Page Reference
- - Independent Auditors' Report                                              F-1

- - Consolidated balance sheet as of June 30, 1996                            F-2

- - Consolidated statements of operations for each of the years
    in the two-year period ended June 30, 1996                              F-3

- - Consolidated statements of stockholders' equity for each of
    the years in the two-year period ended June 30, 1996                    F-4

- - Consolidated statements of cash flows for each of the years
    in the two-year period ended June 30, 1996                         F-5, F-6

- - Notes to consolidated financial statements for each of
    the years in the two-year period ended June 30, 1996            F-7 -- F-23

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 26, 1996              LUTHER MEDICAL PRODUCTS, INC.



                                        By:  /S/ DAVID ROLLO
                                             ---------------
                                             David Rollo
                                             President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature                        Title                         Date
     ---------                        -----                         ----

/S/ DAVID ROLLO               Chairman of the Board           September 26, 1996
- ----------------------        President, Chief Executive
David Rollo                   Officer, Principal Financial
                              Officer, Principal Accounting
                              Officer, and a Director


/S/ MARK ISAACS               Director                        September 26, 1996
- ----------------------
Mark S. Isaacs


/S/ JACK PAYNE                Director                        September 26, 1996
- ----------------------
Jack Payne


/S/ D. ROSS HAMILTON          Director                        September 26, 1996
- ----------------------
D. Ross Hamilton


/S/ BARRY W. HALL             Director                        September 26, 1996
- ----------------------
Barry W. Hall


/S/ WILLIAM R. DAHLMAN        Director                        September 26, 1996
- ----------------------
William R. Dahlman

                          Independent Auditors' Report
                          ----------------------------



To the Board of Directors of
 Luther Medical Products, Inc.

We have audited the accompanying consolidated balance sheet of Luther Medical Products, Inc. and subsidiary (the "Company") as of June 30, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Luther Medical Products, Inc. and subsidiary as of June 30, 1996 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 1996 in conformity with generally accepted accounting principles.



                                             CORBIN & WERTZ



Irvine, California
August 8, 1996

                 LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET

                                 June 30, 1996


                                    ASSETS

Current assets:
 Cash and cash equivalents                           $1,598,141
 Accounts receivable, less allowance for
  doubtful accounts of $17,075                          824,285
 Inventories (Note 3)                                 1,587,322
 Prepaid expenses and other assets                       72,219
                                                     ----------
    Total current assets                              4,081,967
                                                     ----------

Property and equipment:
 Production equipment                                   905,487
 Office equipment                                       161,755
 Leasehold improvements                                 107,870
 Automobiles                                              4,706
                                                     ----------
                                                      1,179,818
Less accumulated depreciation and amortization         (772,615)
                                                     ----------
   Property and equipment, net                          407,203

Intangible assets, net (Notes 4 and 6)                  121,390

Deposits                                                 10,199
                                                     ----------
                                                    $ 4,620,759
                                                     ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $   330,547
  Accrued payroll and related expenses                   80,760
  Other accrued liabilities                              88,603
                                                    -----------
     Total current liabilities                          499,910
                                                    -----------
Commitments and contingencies (Note 6)

Stockholders' equity (Notes 6 and 7):
  Preferred stock - no stated par value;
   10,000,000 shares authorized; none issued
  Common stock - no stated par value; 25,000,000
   shares authorized; 3,173,100 shares issued
   and outstanding                                   10,154,002
  Common stock purchase warrants                         50,000
  Accumulated deficit                                (6,083,153)
                                                    -----------
     Net stockholders' equity                         4,120,849
                                                    -----------
                                                    $ 4,620,759
                                                    ===========

          See accompanying notes to consolidated financial statements

                 LUTHER MEDICAL PRODUCTS, INC AND SUBUSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

        For Each Of The Years In The Two-Year Period Ended June 30, 1996


                                        1996         1995
                                     -----------  -----------
Revenues (Note 8):
  Product sales                      $3,882,950    $2,512,720
  Sale of patents                           ---     4,415,000
  Royalties                              13,445       376,470
  Interest income and other             125,706        50,028
                                     ----------    ----------

     Total revenues                   4,022,101     7,354,218
                                     ----------    ----------

Costs and expenses (Note 6):
  Costs of revenues                   2,393,065     1,817,962
  Research and development              395,073       367,726
  General and administrative            868,862     1,026,447
  Selling                               901,593     1,126,409
  Depreciation and amortization         181,084       194,274
  Interest expense (Note 5)              13,237        99,550
  Write-off of intangible asset             ---       162,000
                                     ----------    ----------

     Total costs and expenses         4,752,914     4,794,368
                                     ----------    ----------

Income (loss) from operations
 before provision for income
 taxes and extraordinary item          (730,813)    2,559,850

Income tax provision (Note 9)               800       123,709
                                     ----------    ----------

Income (loss) from operations
 before extraordinary item             (731,613)    2,436,141

Extraordinary item -
 Gain on forgiveness of debt, net
  of income taxes of $0 (Note 5)        122,958           ---
                                     ----------    ----------

Net income (loss)                    $ (608,655)   $2,436,141
                                     ==========    ==========

Net income (loss) per common and
 common equivalent share:
  Income (loss) from operations
   before extraordinary item         $     (.24)   $      .81
  Extraordinary item
                                            .04           ---
  Net income (loss)                  ----------    ----------
                                     $     (.20)   $      .81
                                     ==========    ==========

Weighted average number of common
 and common equivalent shares:
  Primary                             3,070,974     3,004,797
                                     ==========    ==========
  Fully-diluted                       3,070,974     3,012,784
                                     ==========    ==========

          See accompanying notes to consolidated financial statements

                 LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

     For each of The Years In The Two - Year Period Ended June 30, 1996


                                                                         COMMON
                                               COMMON STOCK          STOCK PURCHASE   NOTES RECEIVABLES   ACCUMULATED
                                       ----------------------------
                                         SHARES         AMOUNT          WARRANTS       - STOCKHOLDERS       DEFICIT         TOTAL
                                       -----------    -------------  --------------    ----------------   ------------   -----------
Balance  - July 1, 1994                2,953,923      $ 9,493,828        $  50,000       $   (183,444)     $(7,910,639)  $1,449,745

Common stock issued - exercise of stock
 options and warrants (note 7)            31,713           86,885            ---                ---            ---           86,885
Net income                                 ---              ---              ---                ---         2,436,141     2,436,141
                                       -----------    -------------  --------------    ----------------  -------------   ----------

Balances - June 30, 1995               2,985,636        9,580,713           50,000          (183,444)      (5,474,498)    3,972,771

Common stock issued - exercise of stock
 options and warrants (Note 7)           187,464          573,289             ---               ---             ---         573,289
Collection of notes receivable from
 shareholder (Note 7)                      ---              ---               ---            183,444            ---         183,444
Net Loss                                   ---              ---               ---               ---          (608,655)     (608,655)
                                       -----------    -------------  --------------    ---------------  --------------   ----------
Balances  - June 30, 1996              3,173,100      $10,154,002      $    50,000         $    ---       $(6,083,133)   $4,120,849
                                       ===========    =============  ==============    ===============  ==============  ===========






         See accompanying notes to consolidated financial statements

                  LUTHER MEDICAL PRODUCTS, INC. AND SUBIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

       For Each Of The Years In The Two-Year Period Ended June 30, 1996

                                               1996             1995
                                           ------------     ------------
Cash flows from operating activities:
Net income (loss) from continuing
 operations                                $  (608,655)     $  2,436,141
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
   Allowance for doubtful accounts               9,560             3,600
   Allowance for inventory obsolescence        (42,338)           82,250
   Depreciation and amortization               181,084           194,274
   Loss on write-down of marketing
    and distribution rights                      ---             162,000
   Gain on forgiveness of debt                (122,958)            ---
   Changes in operating assets and
    liabilities:
     Accounts receivable                      (506,456)          127,990
     Inventories                              (356,592)         (219,575)
     Prepaid expenses and other assets          16,202           (33,564)
     Accounts payable                          189,354          (178,216)
     Accrued payroll and related
      expenses                                     663           (33,112)
     Other accrued liabilities                (225,979)          298,899
                                           -----------      ------------

Net cash provided by (used in)
 operations                                 (1,466,115)        2,840,687
                                           -----------      ------------

Cash flows from investing activities:
  Purchases of available-for-sale
   securities                               (1,974,826)       (2,999,856)
  Proceeds from sale of available-
   for-sale securities                       4,729,259           245,423
  Purchases of property and equipment         (104,636)         (124,108)
  Purchases of intangible assets              (125,000)           ---
                                           -----------      ------------

Net cash provided by (used in)
 investing activities                        2,524,797        (2,878,541)
                                           -----------        ----------


Continued

                 LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY

       For Each Of The Years In The Two-Year Period Ended June 30, 1996

                                              1996            1995
                                          ------------    ------------
Cash flows from financing activities:
  Issuance of common stock                     573,289          86,885
  Collections of notes receivable                ---            61,079
  Collections of notes receivable
   from stockholder                            183,444          ---
  Borrowings                                     ---           900,000
  Principal payments on debt                  (400,000)     (1,043,750)
                                          ------------    ------------

Net cash provided by financing
 activities                                    356,733           4,214
                                          ------------    ------------

Net increase (decrease) in cash and
 cash equivalents                            1,415,415         (33,640)

Cash and cash equivalents,
 beginning of year                             182,726         216,366
                                            ----------    ------------

Cash and cash equivalents,
 end of year                               $ 1,598,141   $     182,726
                                            ==========    ============

Supplemental disclosures of cash flows
 information -
  Cash paid during the year for:

    Interest                               $     ---     $      92,087
                                            ==========    ============

    Income taxes                           $       800   $     123,709
                                            ==========    ============

Supplemental schedule of noncash investing activity -

  During fiscal 1996, the Company retired property and equipment totaling
     $89,220, which had been fully depreciated.

  During fiscal 1996, PDI (see Note 5) forgave $122,958, including
     $41,708 of accrued interest, of debt.


          See accompanying notes to consolidated financial statements

                 LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       For Each Of The Years In The Two-Year Period Ended June 30, 1996


NOTE 1 - GENERAL
- ----------------

Luther Medical Products, Inc. (the "Company") was organized in 1980 for the purpose of engaging in the design, development, manufacture and sale of catheter placement systems. Effective June 30, 1994, the Company's wholly-owned subsidiary, NDI Disposition Corporation (formerly Neuro Diagnostics, Inc.) ("NDI"), sold the rights to its products and certain assets to an unrelated third party. NDI's corporate status was dissolved effective April 17, 1996.

The Company holds numerous patents for a wide variety of catheter placement systems. The Company sells its products world-wide primarily through independent distributors. Approximately 80% of product sales during both fiscal 1996 and 1995 were domestic. The Company considers its business to be in the medical devices industry.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ---------------------------------------------------

Principles of Consolidation
- ---------------------------

The accompanying financial statements include the accounts of the Company and its subsidiary. Intercompany balances and transactions have been eliminated in consolidation. As of April 17, 1996, the Company dissolved its sole subsidiary.

Accounting Methods
- ------------------

The Company uses the accrual method of accounting for financial and income tax reporting purposes.

Concentration of Credit Risk
- ----------------------------

On occasion, the Company maintains cash balances at certain financial institutions in excess of amounts insured by Federal agencies.

The Company provides credit in the normal course of business to customers throughout the United States and foreign markets. During fiscal 1996, two customers accounted for approximately 15% and 12%, respectively, of total product sales, and during fiscal 1995 three customers accounted for approximately 17%, 13% and 11%, respectively, of total product sales. At June 30, 1996, two customers accounted for approximately 23% and 20%, respectively, of accounts receivable. The Company performs ongoing credit evaluations of its customers. The Company does not obtain collateral with which to secure its accounts receivable. The Company does maintain reserves for potential credit losses based upon the Company's historical experience related to credit losses.


Continued

                 LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY

       For Each Of The Years In The Two-Year Period Ended June 30, 1996


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
- --------------------------------------------------------------

During fiscal 1996, two of the Company's vendors accounted for approximately 25% and 14%, respectively, of its materials and supplies purchased, and during fiscal 1995, one vendor accounted for approximately 34% of the Company's materials and supplies purchased. At June 30, 1996, two vendors accounted for approximately 27% and 15%, respectively, of accounts payable. The Company believes that it could purchase such materials and supplies from other vendors without a material adverse effect to the Company.

Use of Estimates in the Preparation of Financial Statements
- -----------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Statements
- ----------------------------------

The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis on the accompanying consolidated balance sheet. The Company's financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts of the Company's financial instruments generally approximate their fair values at June 30, 1996.

Cash and Cash Equivalents
- -------------------------

For consolidated financial statement purposes, cash and cash equivalents are defined as highly liquid holdings which have remaining maturities of three months or less when purchased. The Company had $1,300,210 in U.S. Treasury bills which are considered to be cash equivalents at June 30, 1996.


Continued

                 LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY

       For Each Of The Years In The Two-Year Period Ended June 30, 1996


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
- --------------------------------------------------------------

Investments
- -----------

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," which requires that investments be classified as "held-to-maturity", "available-for-sale" or "trading securities". At June 30, 1995, the Company had classified its longer-term investments in U.S. Treasury bills as available-for-sale. Available-for-sale securities are carried at fair value with material unrealized gains and losses reported as a separate component of stockholders' equity. The Company has no investments which qualify for such treatment under SFAS 115 at June 30, 1996.

Inventories
- -----------

Inventories are stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out method. Costs include materials, direct labor, and an allocable portion of direct and indirect manufacturing overhead based upon standard rates derived from historical trends and experience factors. The industry in which the Company operates is characterized by technological changes. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of such products could be less than the amount shown in the accompanying balance sheet.

Property and Equipment
- ----------------------

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets of five years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the improvements or the related lease term. Total depreciation expense for the years ended June 30, 1996 and 1995 was $177,474 and $180,774, respectively.

Intangible Assets
- -----------------

Intangible assets are being amortized using the straight-line method over three years for license rights and over five years for manufacturing rights.


Continued

                 LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY

       For Each Of The Years In The Two-Year Period Ended June 30, 1996


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
- --------------------------------------------------------------

The Company assesses the recoverability of these intangible assets by determining whether the amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows. Reductions for impairment are charged to operations in the period in which the impairment is determined by management. Management has determined that there is no impairment of intangible assets as of June 30, 1996. Amortization expense for the year ended June 30, 1996 was $3,610 (see Note 4).

During 1995, the Company determined that its capitalized marketing and distribution rights had no future benefit and accordingly, the carrying value of such was reduced from $162,000 to zero. The write-down in value of the marketing and distribution rights is included in write-off of intangible assets in the accompanying consolidated statement of operations for the year ended June 30, 1995. The Company had been amortizing such rights utilizing the straight-line method over ten years. Amortization expense for the year ended June 30, 1995 related to such rights was $13,470.

Revenue Recognition
- -------------------

Revenues on product sales are recognized at the time of shipment. Royalty fees are recognized as earned.

Advertising
- -----------

The Company expenses all advertising as incurred. Advertising expense for the years ended June 30, 1996 and 1995 was $31,273 and $142,664, respectively.

Income Taxes
- ------------

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, the asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.


Continued

                 LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY

       For Each Of The Years In The Two-Year Period Ended June 30, 1996


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
- --------------------------------------------------------------

Net Income (Loss) Per Common and Common Equivalent Share
- --------------------------------------------------------

Net income (loss) per common and common equivalent share is computed based on the weighted average number of common and, if applicable, common equivalent shares outstanding during each of the respective years. Common equivalent shares which relate to shares issuable upon the exercise of stock options and warrants, have been excluded from the calculation in fiscal 1996 as the effect of their inclusion would be antidilutive. Net income (loss) per share is the same on a primary and fully diluted basis for both years presented.

Reclassifications
- -----------------

Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation.

NOTE 3 - INVENTORIES
- --------------------

Inventories at June 30, 1996 consist of the following:

     Raw materials                               $    520,443
     Work in process                                  483,881
     Finished goods                                   582,998
                                                  -----------
                                                 $  1,587,322
                                                  ===========


NOTE 4 - INTANGIBLE ASSETS
- --------------------------

The components of intangible assets at June 30, 1996 consist of the following:

     Licensing rights (Note 6)                    $    65,000
     Manufacturing rights (Note 6)                     60,000
                                                  -----------
                                                      125,000
     Less accumulated amortization                     (3,610)
                                                  -----------
                                                  $   121,390
                                                  ===========


Continued

                 LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY

       For Each Of The Years In The Two-Year Period Ended June 30, 1996


NOTE 5 - DEBT
- -------------

Effective March 9, 1994, the Company amended a note payable to Sims Deltec, Inc., formerly Pharmacia Deltec, Inc., ("PDI") under which the Company borrowed $625,000 (Note 8). The note payable bore interest at a rate of 8% per annum, was collateralized by certain equipment and required quarterly principal installments of $43,750 plus interest through June 30, 1997. The Company discontinued making principal and interest payments in October, 1994. Effective November 3, 1995, the Company entered into an agreement with PDI under which the Company paid $400,000 in full satisfaction of the $481,250 note payable and $41,708 in accrued interest. The resulting gain from the forgiveness of debt of $122,958 is reflected as an extraordinary item in the accompanying consolidated statement of operations for the year ended June 30, 1996.

NOTE 6 - COMMITMENTS AND CONTINGENCIES
- --------------------------------------

License Agreement
- -----------------

During 1987, the Company entered into an agreement whereby it acquired an exclusive worldwide license to make, use and sell products covered by certain patents owned by the licensor. Under the agreement, the Company was obligated to pay the licensor minimum annual royalties of $60,000 for a period of 25 years, earned royalties each year of 2 percent to 3.5 percent of net sales of products incorporating the patented rights, and a royalty of 40 percent of all income the Company receives from sublicensees, if any. Minimum royalties were credited against earned royalties for the same year. For the years ended June 30, 1996 and 1995, net royalties of $45,000 and $60,000, respectively, were charged to operations. During April 1996, the agreement was amended resulting in the Company paying a one-time fee of $65,000 to purchase the rights to use the products covered by the above mentioned patents on a more limited scale than that which was previously in effect. These licensing rights are included in intangible assets in the accompanying consolidated balance sheet at June 30, 1996 (Note 4). In accordance with the amendment, no further minimum royalty payments are required through the remaining term of the agreement.


Continued

                 LUTHER MEDCIAL PRODUCTS, INC. AND SUBSIDIARY

       For Each Of The Years In The Two-Year Period Ended June 30, 1996


NOTE 6 - COMMITMENTS AND CONTINGENCIES, continued
- -------------------------------------------------

Employment Agreements
- ---------------------

During fiscal 1996 and 1995, the Company entered into employment agreements with two officers of the Company, which agreements expire upon written notice by the Company or 30 days' written notice by the employee and December 1998, respectively. The agreements include base salaries, participation in the Company's bonus plan, and certain agreed upon compensation related to termination. The 1996 agreement provides for the unlimited payment of royalties by the Company to the officer subsequent to the conclusion of the related agreement. Such royalties will be calculated at 1 to 2 percent of the "net sales price" of all products manufactured by, or on behalf of, the Company for which the Company had received a 510(k) notification from the United States Food and Drug Administration subsequent to November 19, 1993. The 1995 agreement provides for warrants to purchase a total of 150,000 shares of the Company's common stock at $2.94 per share, vesting through November 1997 (see Note 7).
The minimum aggregate amount of base salaries per year for the 1996 and 1995 agreements are $115,000 and $150,000, respectively.

Consulting Agreement
- --------------------

During March 1995, the Company entered into a consulting agreement with an unrelated third party, which became effective in May 1995, under which the consultant has been engaged to promote and develop a national accounts program for the Company's products for sale to certain hospital groups, organizations and health care delivery systems. Under the terms of the agreement, the Company is required to pay the consultant $396,000 over its two-year term.

Distribution Agreements
- -----------------------

During September 1995, the Company entered into a distributorship agreement (the "Distributorship Agreement") with an unrelated company ("Distributor"), thereby appointing the Distributor as the Company's exclusive world-wide distributor in the field of interventional radiology and to supply the Distributor with peripherally inserted central catheters ("PICC Products"). The transfer price to the Distributor for PICC Products has been fixed for the first two years of the Distributorship Agreement and may be


Continued

                 LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY

       For Each Of The Years In The Two-Year Period Ended June 30, 1996


NOTE 6 - COMMITMENTS AND CONTINGENCIES, continued
- -------------------------------------------------

revised thereafter by either party in accordance with the terms of said agreement. The distributorship may become non-exclusive if, (i) in any contract year after the first contract year the Distributor fails to purchase at least $20,000 of PICC Products; provided the Distributor has the right to pay the Company an amount equal to the shortfall, or (ii) the Distributor manufactures or engages a third party to manufacture PICC Products. The Distributorship Agreement remains in effect through September 2000, at which time it may be renewed for an additional three years unless sooner terminated. Either party may terminate the Distributorship Agreement upon (i) the filing of bankruptcy,
(ii) a breach of any material provision not cured in a timely manner, or (iii) the Company being unable to manufacture or deliver a certain amount of the Distributor orders as specified in said agreement.

The aforementioned distributor agreement grants the Distributor a three-year option to purchase certain property, plant and equipment used in the development, manufacture and preparation of the PICC Products and a paid-up irrevocable license to all related patent rights and know-how related to the PICC Products at a purchase price equal to a percentage of one year's sales of the PICC Products (as defined in the Distributorship Agreement). The Distributor can exercise its purchase option at the end of three years (fiscal
1998) or upon certain events.

During August 1994, the Company entered into an exclusive five-year distribution agreement for the states of California, Arizona, Nevada, and New Mexico for the sale of intra-vascular catheters. The agreement provides certain termination privileges for the Company and for the distributor. The Company may terminate the agreement if the distributor fails to purchase sufficient quantities of the Company's products. The distributor may terminate the agreement if, during the term of the agreement and under certain circumstances, the Company (i) commences direct sales into the distributor's territory without its written consent or
(ii) is a party to a business combination transaction and the resulting enterprise chooses not to assume the agreement. The distributor shall be entitled to a fee if it terminates the agreement upon the occurrence of either such event. For each year remaining of the then-unexpired term of the agreement, such fee (to be paid annually) shall be equivalent to 30% of the aggregate transfer price for products sold by the Company to the distributor during the immediately preceding 12 months. The distributor is to receive the initial annual payment of such fee within 30 days of such termination. The Company's sales to this distributor represented 9% and 12% of total product sales for the years ended June 30, 1996 and 1995, respectively.


Continued

                 LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY

       For Each Of The Years In The Two-Year Period Ended June 30, 1996


NOTE 6 - COMMITMENTS AND CONTINGENCIES, continued
- -------------------------------------------------

Manufacturing Agreement
- -----------------------

During March 1996, the Company entered into a product development and supply agreement (the "Agreement") with an unrelated company ("Seller"), to manufacture
and sell tracheostomy and cricothyroidotomy products.   The Agreement provided
for the assignment to the Company of certain patents issued to the former owners of the Seller.

The Agreement calls for the payment of certain royalties based on amounts derived from the then-relevant royalty percentage of the "gross sales price" of all products manufactured by, or on behalf of the Company that utilize any of the technology that is the subject of the patents acquired. Royalty payments as a percentage of the "gross sales price" is a follows:

          Period                                 Percentage
          ------                                 ----------

          March 1996 through February 1997          15%

          March 1997 through expiration
           of patents (ranging from
           December 1999 through December
           2007)                                    10%


Under the Agreement, royalty payments of 3% of the "gross sales price" shall continue if a certain former owner of the Seller survives the expiration of such patent. Such royalties shall continue until said former owner shall become deceased. As of June 30, 1996, there were no royalty payments made or accrued.

The purchase price for the assignment of the patents was $60,000, which is included in intangible assets as manufacturing rights (Note 4) at June 30, 1996 in the accompanying consolidated balance sheet.


Continued

                 LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY

       For Each Of The Years In The Two-Year Period Ended June 30, 1996


NOTE 6 - COMMITMENTS AND CONTINGENCIES, continued
- -------------------------------------------------

Operating Lease
- ---------------

The Company leases its corporate and manufacturing facility under a non-cancelable operating lease which expires during fiscal year 1998. This agreement reflects periodic rental payment increases, provide that the Company pay operating costs such as taxes, insurance and maintenance, and certain renewal options among other items. The lease expense is being recognized on a straight-line basis over the term of the related lease. The excess of the expense recognized over the cost paid is included in other accrued liabilities
in the accompanying consolidated balance sheet.   The future minimum lease
payments are as follows:


               Years Ending
                 June 30,
               ------------
                   1997                           $    151,000
                   1998                                130,000
                                                  ------------

                                                  $    281,000
                                                  ============

Rent expense was $144,408 and $144,406 for the years ended June 30, 1996 and 1995, respectively.

NOTE 7 - STOCK OPTIONS, WARRANTS AND COMMON STOCK
- -------------------------------------------------

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("Statement No. 123"). Statement No. 123 is primarily a disclosure standard for the Company because the Company will continue to account for employee stock options under Accounting Principles Board Opinion No. 25. The disclosure requirements for the Company required by Statement No. 123 will be effective for the Company's 1997 financial statements.

Stock Options
- -------------

The Company has adopted five stock option plans which include four nonqualified stock option plans and the 1987 Incentive Stock Compensation Plan. Only three plans have options currently outstanding as two of the nonqualified plans have been terminated. The outstanding plans expire in August 1997. The terms of any options from the grant date are not to exceed ten years. Terms of the options granted are at the discretion of the Company's Board of Directors.
Historically, options have been granted with terms of five years with immediate vesting.


Continued

                 LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY

       For Each Of The Years In The Two-Year Period Ended June 30, 1996


NOTE 7 - STOCK OPTIONS, WARRANTS AND COMMON STOCK, continued
- ------------------------------------------------------------

The following table summarizes option transactions relating to the five stock option plans for each of the years in the two-year period ended June 30, 1996:

                        Beginning                                                      End
                        of period      Granted      Exercised       Expired         of period
                        ---------      -------      ---------     -----------       ---------
1995:
 Number of shares           184,691        95,428     (27,713)       (51,457)         200,949
 Option price per
  share (in dollars)      $.70-4.41    $2.56-3.19       $2.63     $2.63-4.41        $.70-4.25
1996:
 Number of shares           200,949           714     (38,606)        (1,000)         162,057
 Option price per
  share (in dollars)      $.70-4.25         $2.69   $.70-4.25          $2.82       $2.56-4.25

As of June 30, 1996, options for 62,515 shares are exercisable and 88,859 shares are available for future grant.

Stock Warrants
- --------------

The Company has adopted an officers and directors warrant compensation plan (the "Plan") under which warrants are granted at exercise prices established by the Board of Directors. Warrants have historically been granted for a period of five years with immediate vesting. Such terms, however, are at the discretion of the Company's Board of Directors and may vary.

On December 8, 1995, the Company's board of directors established a five-year warrant program (the "Program"), pursuant to which each of the Company's outside directors was granted 30,000 warrants to purchase a like number of shares of the Company's common stock at fair market value as of the date of grant. Vesting, at the annual rate of 6,000 warrants per year, will commence one year following the date of grant and will end upon the grantee's cessation of services as a director of the Company. In the event of a sale of the Company while the person is a director, all such warrants immediately vest and become exercisable.


Contintued

                 LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY

       For Each Of The Years In The Two-Year Period Ended June 30, 1996


NOTE 7 - STOCK OPTIONS, WARRANTS AND COMMON STOCK, continued
- ------------------------------------------------------------

The following table summarizes warrant transactions under the Plan and the Program for each of the years in the two-year period ended June 30, 1996:


                        Beginning                                                          End
                        of period       Granted      Exercised        Expired        of period
                        ----------      -------      ---------      -----------      ---------
1995:
 Number of shares        882,516         81,100         (4,000)      (146,001)          813,615
 Warrant price per
  share (in dollars)  $2.50-6.20     $2.00-3.19          $3.50          $3.50        $2.00-6.20
1996:
 Number of shares        813,615        300,700       (148,858)          ---            965,457
 Warrant price per
  share (in dollars)  $2.00-6.20     $2.56-4.81     $2.00-3.75           ---         $2.25-6.20

As of June 30, 1996, warrants to purchase 695,458 shares issued under the Plan are exercisable.

As part of a private placement offering in fiscal 1992, warrants were sold to a group of investors to purchase 100,000 shares of the Company's common stock at $12.50 per share. No value was ascribed to such warrants. During fiscal 1995, the Company canceled the warrants issued as part of the private placement and issued 50,000 new warrants at $5.00 per share. The warrants expire in fiscal 1997. No value was ascribed to such warrants.

Common Stock
- ------------

At June 30, 1995, non-interest bearing notes receivable relating to issuances of common stock to a director and employee aggregated $183,444 and were included in stockholders' equity for financial statement presentation. During fiscal 1996, said notes receivable were paid in full.


Continued

                 LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY

       For Each Of The Years In The Two-Year Period Ended June 30, 1996


NOTE 8 - ROYALTY, LICENSE AND MANUFACTURING ASSISTANCE AGREEMENTS
- -----------------------------------------------------------------

Catheter Products
- -----------------

During March 1992, the Company entered into agreements with Sims Deltec, Inc., formerly Pharmacia Deltec, Inc., ("PDI") related to certain of the Company's catheter products, minimum purchase obligations and credit facilities. Effective March 9, 1994, the Company and PDI entered into a release and termination agreement, which, among other things, contained the following:

     i) All prior agreements between the Company and PDI were terminated as of March 9, 1994, other than certain confidentiality provisions.

     ii)   PDI was released from all minimum purchase obligations.

     iii) The Company entered into a new 8% note due June 30, 1997 to PDI, requiring a $100,000 principal payment on May 13, 1994, and commencing September 30, 1994, and on the last day of every third calendar month thereafter, installments of principal in the amount of $43,750 (Note 5).

     iv) The Company granted to PDI a nonexclusive license to promote, distribute, market and sell, and appointed PDI as a distributor of certain products. Such nonexclusive license was for a one year term for non-neonate products and a five year term for neonate products.

     v) The Company granted to PDI a nonexclusive license to use certain patents owned by the Company. As partial consideration, PDI paid the Company $100,000 upon execution and delivery of the agreement which was in turn repaid to PDI as the $100,000 reduction of debt noted in
           iii) above. The license fee of $100,000 was recognized as income during 1994.


Continued

                 LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY

       For Each Of The Years In The Two-Year Period Ended June 30, 1996


NOTE 8 - ROYALTY, LICENSE AND MANUFACTURING ASSISTANCE AGREEMENTS, continued
- ----------------------------------------------------------------------------

Royalties ranging from 3 and 7 percent were to be paid by PDI to the Company based on net sales of the related products. The Company did not earn any royalties under this agreement in 1996 and 1995.

Stickless Needle Technology
- ---------------------------

During November 1987, the Company entered into an agreement (the "Agreement") with a manufacturer and distributor of medical products, Critikon, Inc., a Johnson & Johnson company, (the "licensee") to manufacture and sell catheters utilizing the Company's stickless needle technology. Under the Agreement, the Company granted to the licensee an exclusive worldwide license to patents, trademarks and technology relating to the Company's stickless needle catheters for a royalty, based on catheter sales, not to exceed $.03 per catheter through April 1993 and $.02 per catheter thereafter subject to a minimum royalty of $25,000 per year for 10 years to enable the licensee to maintain its exclusive rights under the Agreement.

During March 1995, the Company consummated the sale of the patents related to the Company's stickless needle technology to the licensee in exchange for $4,415,000, net of selling expenses of $285,000. As the Company has no future obligations under the agreement, the Company recorded such amount as revenue during the year ended June 30, 1995. In connection with the sale of the patents, the Company repaid all amounts outstanding to Johnson & Johnson Finance Corporation ("JJFC") under a credit agreement between the Company and JJFC. Accordingly, effective April 1995, the Company no longer received royalties from the licensee related to its stickless needle technology. Royalty revenues related to the patents was $363,638 for the year ended June 30, 1995.

NOTE 9 - INCOME TAXES
- ---------------------

The provision for income taxes for the years ended June 30, 1996 and 1995 consists of the following:

                                             Current      Deferred      Total
                                             -------      --------      -----
Year ended June 30, 1996:
   U.S. Federal                             $   ---       $   ---    $   ---
   State and local                               800          ---         800
                                             -------       -------    -------
                                            $    800      $   ---    $    800
                                             =======       =======    =======


Continued

                 LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY

       For Each Of The Years In The Two-Year Period Ended June 30, 1996


NOTE 9 - INCOME TAXES, continued
- --------------------------------

Year ended June 30, 1995:
   U.S. Federal                         $ 63,292     $   ---    $ 63,292
   State and local                        60,417         ---      60,417
                                         -------      -------    -------
                                        $123,709     $   ---    $123,709
                                         =======      =======    =======

Income tax expense was $800 and $123,709, respectively, for the years ended June 30, 1996 and 1995, respectively, and differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to income (loss) from operations before provision for income taxes and extraordinary item as a result of the following:

                                           1996           1995
                                        ----------     ----------

Computed "expected" tax expense
 (benefit)                              $ (248,476)    $  870,349
Increase (reduction) in
 income taxes resulting
 from:
  Change in valuation allowance
   for deferred tax assets                 245,945       (408,589)
  Meals and entertainment                    2,803          1,686
  Utilization of net operating
   loss carryforwards                        ---         (442,904)
  Federal alternative minimum
   taxes                                     ---           63,292
  State taxes, net of benefit                  528         39,875
                                         ---------      ---------

                                        $      800     $  123,709
                                         =========      =========


Continued

                 LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY

       For Each Of The Years In The Two-Year Period Ended June 30, 1996


NOTE 9 - INCOME TAXES, continued
- --------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 1996 are presented below:

Deferred tax assets:
  Accounts receivable, principally due to
   allowance for doubtful accounts                     $     6,854
  Inventories, principally due to allowance
   for obsolete inventory                                   27,737
  Compensated absences, principally due to
   accrual for financial reporting
   purposes                                                 22,316
  Property, primarily due to differences
   in depreciation methods                                  82,763
  Net operating loss carryforwards                       1,270,945
  Research tax credit carryforwards                        126,181
  Alternative minimum tax credit carryforwards              50,447
                                                        ----------

     Total gross deferred tax assets                     1,587,243

     Less valuation allowance                           (1,587,243)
                                                        ----------

     Net deferred tax assets                           $    ---
                                                        ==========

The valuation allowance for deferred tax assets as of July 1, 1995 was $1,349,467. The net change in the total valuation allowance for the year ended June 30, 1996 was an increase of $237,776.

At June 30, 1996, the Company had net operating loss carryforwards of approximately $3,680,000 and $323,000 available to offset future taxable Federal and state income, respectively. The carryforward amounts expire in varying amounts between 2001 and 2011.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.


Continued

                 LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY

       For Each Of The Years In The Two-Year Period Ended June 30, 1996


NOTE 10 - PROFIT SHARING PLAN
- -----------------------------

The Company amended its 401(k) profit sharing plan on January 1, 1994. The plan covers all employees who have completed one year of service, consisting of at least 1,000 hours of service, and have attained the age of 21 years, unless otherwise excluded. The plan permits eligible employees to contribute to the plan up to 20% of their pre-tax earnings, up to the annual maximum. The Company can make qualified non-elective contributions to employees not classified as highly compensated. Additionally, the Company can make profit sharing contributions to qualifying participants on a pro-rata basis. Qualified participants become fully vested in the profit sharing contribution over a period of six years of service. The Company has not made contributions to the plan since its inception.

                               INDEX TO EXHIBITS

                                                                                     Page
10.4a   Amendment, dated April 11, 1996, to License and Sales Agreement, dated April 1, 1987, between the Registrant and Tyndale Plains-Hunter,
        Ltd., relating to modifications of the field of the Agreement and the
        Registrant's royalty obligations.

10.15b  Payment Agreement, dated as of November 3, 1995, between the
        Registrant and Pharmacia Deltec Inc., in respect of Replacement Note, dated as of January 1, 1994, of the Registrant in favor of Pharmacia
        Deltec Inc.

10.30a Employment Agreement, dated September 25, 1995, between the Registrant and Ronald B. Luther.

10.34 Purchase Agreement, dated September 12, 1995, between the Registrant and Apria Healthcare, Inc.

10.35   Vendor Agreement, dated November 2, 1995, between the Registrant and
        Health Services Corporation of America.

10.36   Standard Proposal, dated November 9, 1995, between the Registrant and
        Mid Atlantic Group Network of Shared Services, Inc.

10.37   National Contract, dated July 1, 1996, between the Registrant and
        Teamcare, the institutional pharmacy subsidiary of GranCare, Inc.

10.38   License Agreement for Use of Alliance of Children's Hospitals' Seal of
        Acceptance by the Manufacturer, dated December 1, 1995, between the Registrant and Alliance of Children's Hospitals.

10.39   Distributorship Agreement, dated September 21, 1995, between the
        Registrant and Boston Scientific Corporation.

23.1    Consent of Thelen, Marrin, Johnson & Bridges.

23.2    Consent of Robert L. Pike, Esq.

23.3    Consent of Corbin & Wertz