Form 10QSB
period 1996-09-30
LUTHER MEDICAL PRODUCTS INC
filed 1996-11-14
CIK 319204

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the quarterly period ended SEPTEMBER 30, 1996

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the transition period from                      to
                              ----------------------  ----------------------

Commission File Number 0-9570

                         LUTHER MEDICAL PRODUCTS, INC.
       (Exact name of small business issuer as specified in its charter)

CALIFORNIA                                                33-0468235
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

                  14332 CHAMBERS ROAD, TUSTIN, CA        92680
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

                                                 [X] Yes   [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  COMMON STOCK NO STATED PAR VALUE--3,189,086 SHARES AS OF SEPTEMBER 30, 1996

                                     INDEX

                         LUTHER MEDICAL PRODUCTS, INC.



PART I - FINANCIAL INFORMATION

Condensed Consolidated Balance Sheet - September 30, 1996           3


Condensed Consolidated Statements of Operations - Three months
ended September 30, 1996 and 1995                                   4

Condensed Consolidated Statements of Cash Flows
Three months ended September 30, 1996 and 1995                      5

Notes to Condensed Consolidated Financial Statements                6

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                 7

PART II - OTHER INFORMATION                                         8

Signature Page                                                      8


                 LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEET



ASSETS                                       SEPT. 30,1996
CURRENT ASSETS
    Cash and cash equivalents                 $ 1,374,654
    Accounts receivable - net                     707,684
    Inventories - Note C                        1,749,591
    Other current assets                           72,803
                                              -----------
    TOTAL CURRENT ASSETS                        3,904,732
                                              -----------

PROPERTY AND EQUIPMENT                          1,216,824
    Less accumulated depreciation                (826,306)
                                              -----------
PROPERTY AND EQUIPMENT - NET                      390,518

INTANGIBLE ASSETS - NET                           114,975

OTHER ASSETS                                       10,199
                                              -----------
                                              $ 4,420,424
                                              ===========


LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable                          $   317,113
    Accrued payroll and related expenses           73,839
    Other accrued liabilities                     106,790
                                              -----------
    TOTAL CURRENT LIABILITIES                     497,742
                                              -----------



STOCKHOLDERS' EQUITY
 Preferred stock - no stated par value;
   10,000,000 shares authorized; none issued
   Common stock - no stated par value;
   25,000,000 shares authorized; issued and
   outstanding 3,189,086                       10,236,274
 Accumulated deficit                           (6,313,592)
                                              -----------
 NET STOCKHOLDERS' EQUITY                       3,922,682
                                              -----------
                                              $ 4,420,424
                                              ===========


See notes to condensed consolidated financial statements.

                 LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                      FOR THE QUARTER ENDED SEPTEMBER 30,



                                      THREE MONTHS    THREE MONTHS
                                       ENDED 1996      ENDED 1995
                                      -------------   -------------

REVENUES                              $   1,132,108   $     671,691

COSTS AND EXPENSES:

   Cost of sales                            664,424         349,034

   Selling                                  325,771         196,910

   General and administrative               188,580         173,327

   Research and development                 123,665         102,236

   Depreciation and amortization             60,106          50,946

   Interest expense                             -0-           9,865
                                      -------------   -------------

TOTAL COSTS AND EXPENSES                  1,362,546         882,318

NET LOSS                              $    (230,438)  $    (210,627)
                                      =============   =============


Weighted average number of shares
 outstanding ('000)                           3,179           2,986

Net loss per share:                   $       ( .07)  $        (.07)


See notes to condensed consolidated financial statements.

                 LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30

                                                       1996          1995
                                                    -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                   $  (230,438)  $ (210,627)
Adjustments to reconcile net income (loss) to
  net cash used by operating activities :
    Depreciation and amortization                        60,106       50,946
    Changes in operating assets and liabilities:
       Accounts and other receivables                   116,601      (69,970)
       Inventories                                     (162,269)    (137,895)
       Prepaid expenses and other assets                   (584)      26,746
       Accounts payable                                 (13,434)      57,123
       Accrued payroll and related expenses              (6,921)      (6,717)
       Other accrued liabilities                         18,187     (130,771)
                                                    -----------   ----------
       Net cash (used) provided                        (218,752)    (421,165)
                                                    -----------   ----------


INVESTING ACTIVITIES:
Proceeds from sale of U.S. Treasury bills                   -0-      736,794
Purchases of property and equipment                     (37,007)     (37,424)
                                                    -----------   ----------
Net cash (used) provided in investing activities        (37,007)     699,370
                                                    -----------   ----------


FINANCING ACTIVITIES:
Proceeds from sales of common stock                      32,272          -0-
Proceeds from collection of notes receivable from
       stockholder                                                   183,444
                                                    -----------   ----------
Net cash provided by financing activities                32,272      183,444
                                                    -----------   ----------
Net increase (decrease) in cash                        (223,487)     461,649
Cash, beginning of year                               1,598,141      182,726
                                                    -----------   ----------
Cash, at end of three months                        $ 1,374,654   $  644,375
                                                    ===========   ==========



See notes to condensed consolidated financial statements

                 LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996

NOTE A - BASIS OF PREPARATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB.

NOTE B - LOSS PER SHARE

Loss per share is calculated using the weighted average number of shares outstanding. Common stock equivalents are not included when their effect would be antidilutive.

NOTE C - INVENTORIES

The components of inventory consist of the following:

                          Sept. 30,1996
                          -------------
     Raw material         $     679,573
     Work in process            553,146
     Finished goods             516,872
                          -------------
                          $   1,749,591
                          =============


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total consolidated revenues for the first quarter of fiscal year 1997 were $1,132,000 compared to $672,000 for the prior year's quarter, an increase of 68%. Catheter product sales increased by 77% to $1,108,000 from $627,000 for the prior year's quarter. Sales to distributors contributed $768,000, a 102% increase from revenues of $381,000 for the same period last year. Catheter sales to international distributors increased to $187,000 or 73% and sales to OEM customers increased to $144,000 from $120,000 in the prior year's period. Interest income decreased by $23,000 over the prior year's quarter.

Cost of revenues for the three months ended September 30, 1996 were $664,000 compared to $349,000 in the prior year's quarter. Cost of revenues as a percentage of product sales increased to 60% from 56% in the prior year's quarter, mainly as a result of a change in product mix.

Selling expenses were $326,000 for the quarter ended September 30, 1996, a 65% increase from $197,000 in the prior year's quarter. The increase is attributable to increased marketing efforts to support the Company's distributor network with the goal to increase the Company's market share. General and administrative expenses increased by $15,000 for the quarter, mainly as a result of higher legal fees.

Research and development expenses were $124,000 for the first quarter of fiscal year 1997 compared to $102,000 for the same period last year. Depreciation and amortization expense increased from $51,000 to $60,000. Interest expense was zero compared to $10,000 in the prior year's quarter.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had working capital of $3.4 million and its principal sources of liquidity consisted of $1.4 million in cash and cash equivalents. Net cash used by operating activities for the three months ended September 30, 1996, was $219,000, mainly as the result of the net loss of $230,000, the decrease in accounts and other receivables of $117,000 and the increase in inventories of $162,000. With respect to investing activities, the Company made purchases of property and equipment totaling $37,000, during the quarter ended September 30, 1996. Financing activities provided $32,000, resulting from sales of common stock for the exercise of stock options and warrants.

The Company has no long-term commitments other than an annual lease obligation of between $130,000 and $151,000 for its facilities through 1998 and consulting fees of $396,000 payable to National Contracts Inc. over a two-year period, $289,000 which was paid through September 30, 1996.

                          PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 27  Financial Data Schedule


(b) Reports on Form 8-K

There were no reports on Form 8-K filed for the three months ended September 30, 1996.



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



LUTHER MEDICAL PRODUCTS, INC.

By: /s/ DAVID ROLLO                             Date: November 14, 1996
    ---------------                             -----------------------
David Rollo
Chief Financial Officer