Form 10QSB
period 1996-12-31
LUTHER MEDICAL PRODUCTS INC
filed 1997-02-13
CIK 319204

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the quarterly period ended DECEMBER 31, 1996

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the transition period from______________________to______________________

Commission File Number 0-9570

                         LUTHER MEDICAL PRODUCTS, INC.
       (Exact name of small business issuer as specified in its charter)

CALIFORNIA                                      33-0468235
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

                     14332 CHAMBERS ROAD, TUSTIN, CA      92780
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

   COMMON STOCK NO STATED PAR VALUE--3,190,786 SHARES AS OF JANUARY 31, 1997

                                     INDEX

                         LUTHER MEDICAL PRODUCTS, INC.



   PART I - FINANCIAL INFORMATION

Condensed Consolidated Balance Sheet - December 31, 1996               3

Condensed Consolidated Statements of Operations - Three months ended December 31, 1996 and 1995, and six months ended
December 31, 1996 and 1995                                             4

Condensed Consolidated Statements of Cash Flows
Six months ended December 31, 1996 and 1995                            5

Notes to Condensed Consolidated Financial Statements                   6

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                  7, 8

PART II - OTHER INFORMATION                                            9

Signature Page                                                         9

                  LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET


ASSETS                                                 DEC. 31,1996

CURRENT ASSETS
       Cash and cash equivalents                        $ 1,039,087
       Accounts receivable - net                            840,899
       Inventories - Note C                               1,604,689
       Other current assets                                  61,186
                                                        -----------
       TOTAL CURRENT ASSETS                               3,545,861
                                                        -----------

PROPERTY AND EQUIPMENT                                    1,237,487
       Less accumulated depreciation                       (879,997)
                                                        -----------
PROPERTY AND EQUIPMENT - NET                                357,490

INTANGIBLE ASSETS - NET                                     106,560

OTHER ASSETS                                                 10,199
                                                        -----------
                                                        $ 4,020,110
                                                        ===========


LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

       Accounts payable                                 $   253,248
       Accrued payroll and related
        expenses                                             70,823
       Other accrued liabilities                            170,574
                                                        -----------
       TOTAL CURRENT LIABILITIES                            494,645
                                                        -----------




STOCKHOLDERS' EQUITY
   Preferred stock - no stated par value;
    10,000,000 shares authorized; none issued
    Common stock - no stated par value;
    25,000,000 shares authorized; issued and
    outstanding 3,189,086                                10,239,249
   Accumulated deficit                                   (6,713,784)
                                                        -----------
   NET STOCKHOLDERS' EQUITY                               3,525,465
                                                        -----------
                                                        $ 4,020,110
                                                        ===========


See notes to condensed consolidated financial statements.

                         LUTHER MEDICAL PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                    Three Months Ended           Six Months Ended
                                        December 31                 December 31
                                ---------------------------   --------------------------
                                   1996            1995          1996           1995
                                ----------      ----------    ----------     -----------
Revenues                        $1,247,417      $  856,296    $2,379,525     $1,527,987

Costs and Expenses:

   Cost of sales                   724,154         494,677     1,388,578        843,711
   Selling expense                 287,974         207,700       613,745        404,610
   General and administrative      448,508         209,862       637,088        383,189
   Research and development        124,867         106,995       248,532        209,231
   Depreciation and
    amortization                    62,106          50,946       122,212        101,892
   Interest expense                    -0-           3,372           -0-         13,237
                                ----------      ----------    ----------     ----------

Total costs and expenses         1,647,609       1,073,552     3,010,155      1,955,870

Net loss before
 extraordinary item               (400,192)       (217,256)     (630,630)      (427,883)

   Forgiveness of debt                 -0-        (122,958)          -0-       (122,958)
                                ----------      ----------    ----------     ----------

Net loss after extraordinary
 item                           $ (400,192)     $  (94,298)   $ (630,630)    $ (304,925)
                                ==========      ==========    ==========     ==========

Weighted average number of
shares outstanding ('000)            3,189           3,018         3,184          3,002

Loss per share before
      extraordinary item        $     (.13)     $     (.07)   $     (.20)    $     (.14)

Loss per share after
      extraordinary item        $     (.13)     $     (.03)   $     (.20)    $     (.10)

See notes to condensed consolidated financial statements.

                  LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED DECEMBER 31

                                              1996          1995
                                           -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                   $ (630,630)   $ (304,925)
Adjustments to reconcile net loss to
 net cash used by operating activities:
    Depreciation and amortization             122,212       101,892
    Changes in operating assets and
     liabilities:
       Accounts and other receivables         (16,614)     (157,441)
       Inventories                            (17,367)     (252,662)
       Prepaid expenses and other assets       11,033           619
       Accounts payable                       (77,299)       98,765
       Accrued payroll and related
        expenses                               (9,937)         (836)
       Other accrued liabilities               81,971      (225,042)
                                           ----------    ----------
       Net cash used in operating
        activities                           (536,631)     (739,630)
                                           ----------    ----------
INVESTING ACTIVITIES:
Proceeds from sale of U.S. Treasury
 bills                                            -0-     1,111,203
Purchases of property and equipment           (57,669)      (36,385)
                                           ----------    ----------
Net cash (used) provided in investing
 activities                                   (57,669)    1,074,818
                                           ----------    ----------

FINANCING ACTIVITIES:
Proceeds from sales of common stock            35,247       208,330
Proceeds from collection of notes
 receivable from stockholder                      -0-       183,444
Principal payments of debt                        -0-      (481,250)
                                           ----------    ----------
Net cash (used) provided by financing
 activities                                    35,247       (89,476)
                                           ----------    ----------
Net increase (decrease) in cash              (559,053)      245,712
Cash, beginning of year                     1,598,140       182,726
                                           ----------    ----------
Cash, at end of six months                 $1,039,087    $  428,438
                                           ==========    ==========

See notes to condensed consolidated financial statements

                  LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

NOTE A - BASIS OF PREPARATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ending December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB.

NOTE B - LOSS PER SHARE

Loss per share is calculated using the weighted average number of shares outstanding. Common stock equivalents are not included when their effect would be antidilutive.

NOTE C - INVENTORIES

The components of inventory consist of the following:

                          Dec. 31, 1996
                          -------------
Raw material                 $  543,771
Work in process                 553,636
Finished goods                  507,282
                             ----------
                             $1,604,689
                             ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total consolidated revenues for the second quarter of fiscal year 1997 increased 46% to $1,247,000 from $856,000 for the prior year's quarter. Catheter product sales increased by 48% to $1,227,000 from $827,000 for the same period last year. Sales to U.S. distributors contributed $966,000, a 124% increase from revenues of $431,000 during last year's quarter. Catheter sales to international distributors were $161,000 compared to $202,000, due to back-orders of $105,000 for the Company's Japanese distributor, as of December 31, 1996, which will be shipped prior to February 28, 1997. OEM sales were $100,000 for the quarter ended December 31, 1996, compared to $162,000 for the prior year's quarter. The decrease is primarily due to a change in the relationship with Pertrach Inc. ("Pertrach"), a former OEM customer. OEM sales to Pertrach were $3,000 during the quarter ended December 31, 1996, compared to $40,000 during last year's quarter. In March 1996, the Company signed an agreement with Pertrach for the purchase of its patents, trademarks and certain assets. The Company has manufactured tracheostomy products for Pertrach for many years and will now be responsible for the marketing of these products as well. Future sales will be reported as a separate category. Interest income decreased by $12,621 while royalty income increased by $3,400. For the first six months of fiscal year 1997, total consolidated revenues increased over last year's period by 56% to $2,380,000.

Cost of revenues as a percentage of net sales for three months ended December 31, 1996, remained at 58%. For the first six months of fiscal year 1997, cost of revenues were 58% as compared to 55% for the same period last year. Cost of revenues for the three and six months ended December 31, 1996, includes a non-recurring expense of $49,000, related to the modification of the Company's quality assurance and regulatory affairs system. Excluding this non-recurring item, cost of revenues would have been 54% for the quarter and 56% for the six month period.

Selling expenses increased by $80,000 for the quarter and by $209,000 for the six months ended December 31, 1996. The increase for both periods is mainly attributable to increased marketing efforts such as extensive product training programs to support the Company's growing distributor network. General and administrative expenses increased by $239,000 for the quarter, and by $254,000 for the six-month period. The increase is the result of non-recurring expenses of $245,000 incurred in the second quarter of fiscal year 1997, when the Company modified its internal quality assurance and regulatory affairs system. In October 1996, the Company engaged the services of a consulting firm specializing in Quality Assurance and Regulatory Affairs, to assist the Company in implementing such modifications. The total non-recurring expense was $300,000 (allocated among cost of revenues, general and administrative expenses and research and development expenses).

Research and development expenses increased by $18,000 for the quarter and by $39,000 for the six-month period, of which $6,000 is related to the non-recurring expense item. The remaining increases are primarily the result of a reduction in billable hours to a major OEM customer, due to a product design change. Management expects chargeable research and development activity to resume in the third quarter of fiscal year 1997.

Depreciation and amortization expense increased by $11,000 for the quarter and by $20,000 for the six-month period, due to purchases of injection molds. Interest expense decreased from $3,372 and $13,237 to zero for both the quarter and the six-month period.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had working capital of $3.1 million and its principal sources of liquidity consisted of $1 million in cash and cash equivalents. Net cash used by operating activities for the six months ended December 31, 1996, was $537,000, mainly as the result of the net loss of $631,000. With respect to investing activities, the Company made purchases of property and equipment totaling $58,000. Financing activities provided $35,000, resulting from sales of common stock for the exercise of stock options and warrants.

The Company has no long-term commitments other than an annual lease obligation of between $130,000 and $151,000 for its facilities through 1998.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None


(b) Reports on Form 8-K

There were no reports on Form 8-K filed for the three months ended December 31, 1996.



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



LUTHER MEDICAL PRODUCTS, INC.

By:/s/David Rollo                             Date: February 13, 1997
   ---------------                            -----------------------
David Rollo
Chief Financial Officer