Form 10QSB
period 1997-03-31
LUTHER MEDICAL PRODUCTS INC
filed 1997-05-09
CIK 319204

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 1997

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ______________________ to ______________________

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

     Common Stock No Stated Par Value--3,262,786 shares as of April 5, 1997

                                     INDEX

                         LUTHER MEDICAL PRODUCTS, INC.


PART I - FINANCIAL INFORMATION

Condensed Consolidated Balance Sheet - March 31, 1997              3

Condensed Consolidated Statements of Operations - Three months ended March 31, 1997 and 1996, and nine months ended
 March 31, 1997 and 1996                                           4

Condensed Consolidated Statements of Cash Flows
 Nine months ended March 31, 1997 and 1996                         5

Notes to Condensed Consolidated Financial Statements               6

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                               7, 8

PART II - OTHER INFORMATION                                        9

Signature Page                                                     9


                  LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                           MAR. 31,1997
ASSETS

CURRENT ASSETS
       Cash and cash equivalents            $ 1,081,119
       Accounts receivable - net                859,101
       Inventories - Note C                   1,769,390
       Other current assets                      49,494
                                            -----------
       TOTAL CURRENT ASSETS                   3,759,104
                                            -----------

PROPERTY AND EQUIPMENT                        1,209,871
       Less accumulated depreciation           (876,163)
                                            -----------
PROPERTY AND EQUIPMENT - NET                    333,708

INTANGIBLE ASSETS - NET                          98,145

OTHER ASSETS                                     10,199
                                            -----------
                                            $ 4,201,156
                                            ===========


LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

       Accounts payable                     $   471,300
       Accrued payroll and related
        expenses                                102,540
       Other accrued liabilities                 58,662
                                            -----------
       TOTAL CURRENT LIABILITIES                632,502
                                            -----------

STOCKHOLDERS' EQUITY
   Preferred stock - no stated par
    value;
     10,000,000 shares authorized; none
      issued
   Common stock - no stated par value;
     25,000,000 shares authorized;
      issued and
     outstanding 3,262,786                   10,249,978
   Accumulated deficit                       (6,681,324)
   NET STOCKHOLDERS' EQUITY                   3,568,654
                                            -----------
                                            $ 4,201,156
                                            ===========

See notes to condensed consolidated financial statements.

                         LUTHER MEDICAL PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                           Three Months Ended March 31     Nine Months Ended March 31
                                           ---------------------------     --------------------------
                                                1997         1996              1997          1996
                                             ----------   ----------        ----------    ----------
Revenues                                     $1,534,646   $1,174,230        $3,914,171    $2,702,217
                                             ----------   ----------        ----------    ----------
Costs and Expenses:
        Cost of sales                           851,736      668,869         2,240,314     1,512,580
        Selling expense                         254,504      231,349           868,249       635,959
          General and administrative            210,235      196,853           847,323       580,042
          Research and development              129,938      121,019           378,470       330,250
          Depreciation and
            amortization                         55,773       37,791           177,985       139,683
        Interest expense                            -0-          -0-               -0-        13,237
                                             ----------   ----------        ----------    ----------
Total costs and expenses                      1,502,186    1,255,881         4,512,341     3,211,751
                                             ----------   ----------        ----------    ----------
Net income (loss) before
     extraordinary item                          32,460      (81,651)         (598,170)     (509,534)

        Forgiveness of debt                         -0-          -0-               -0-      (122,958)
                                             ----------   ----------        ----------    ----------
Net income (loss) after
       extraordinary item                    $   32,460   $  (81,651)       $ (598,170)   $ (386,576)
                                             ==========   ==========        ==========    ==========
Weighted average number of
shares outstanding ('000)                         3,397        3,111             3,277         3,038

Net income (loss) per share before
      extraordinary item                           $.01        $(.03)            $(.18)        $(.17)

Net income (loss) per share after
      extraordinary item                           $.01        $(.03)            $(.18)        $(.13)

See notes to condensed consolidated financial statements.

                  LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED MARCH 31

                                              1997          1996
                                           ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                   $ (598,170)   $ (386,576)
Adjustments to reconcile net loss to
 net cash used by operating activities:
    Depreciation and amortization             177,985       139,683
    Changes in operating assets and
     liabilities:
       Accounts and other receivables         (34,816)     (314,993)
       Inventories                           (182,068)     (370,387)
       Prepaid expenses and other assets       22,725       (11,822)
       Accounts payable                       140,753       190,755
       Accrued payroll and related
        expenses                               21,780        24,142
       Other accrued liabilities              (29,941)     (265,552)
                                           ----------    ----------
       Net cash used in operating
        activities                           (481,752)     (994,750)
                                           ----------    ----------

INVESTING ACTIVITIES:
Proceeds from sale of U.S. Treasury
 bills                                            -0-     1,209,987
Purchase of other assets                          -0-       (60,000)
Purchases of property and equipment           (81,246)      (73,057)
                                           ----------    ----------
Net cash (used) provided in investing
 activities                                   (81,246)    1,076,930)
                                           ----------    ----------

FINANCING ACTIVITIES:
Proceeds from sales of common stock            45,976       405,096
Proceeds from collection of notes
 receivable from stockholder                      -0-        32,808
Principal payments of debt                        -0-      (481,250)
                                           ----------    ----------
Net cash (used) provided by financing
 activities                                    45,976       (43,346)
                                           ----------    ----------
Net increase (decrease) in cash              (517,022)       38,834
Cash, beginning of year                     1,598,141       182,726
                                           ----------    ----------
Cash, at end of nine months                $1,081,119    $  221,560
                                           ==========    ==========

See notes to condensed consolidated financial statements

                  LUTHER MEDICAL PRODUCTS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

NOTE A - BASIS OF PREPARATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ending March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB.

NOTE B - EARNINGS (LOSS) PER SHARE

Loss per share is calculated using the weighted average number of common shares and common share equivalents outstanding. Common sotck equivalents are not included when their effect would be antidilutive.

NOTE C - INVENTORIES

The components of inventory consist of the following:

                                        March 31,1997
                                        -------------
              Raw material                 $  688,280
              Work in process                 483,727
              Finished goods                  597,383
                                           ----------
                                           $1,769,390
                                           ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

Total consolidated revenues for the third quarter of fiscal year 1997 increased 31% to $1,535,000 from $1,174,000 for the prior year's quarter. Domestic product sales contributed $1,067,000, a 71% increase from $624,000 for the same period last year. Product sales to international distributors increased 62% to $385,000 compared to $237,000 during last year's quarter. OEM sales were $68,000 for the quarter ended March 31, 1997, compared to $286,000 for the prior year's quarter. The decrease is primarily due to no sales to a major OEM customer as a result of a product design modification. Sales to this customer will resume in May 1997. Additionally, as previously reported, the Company changed its relationship with Pertrach Inc. ("Pertrach"), a former OEM customer. In March 1996, the Company purchased Pertrach's patents, trademarks and certain additional assets. The Company had manufactured tracheostomy products for Pertrach for many years on an OEM basis, and pursuant to the March 1996 purchase agreement, now markets these products as well. OEM sales to Pertrach for the quarter ended March 31, 1996 were $30,000; sales during this year's quarter increased to $38,000 and are included in domestic sales. For the first nine months of fiscal year 1997, total consolidated revenues increased over last year's period by 45% to $3,914,000.

Cost of revenues as a percentage of net sales for three months ended March 31, 1997, decreased slightly to 55.5% from 57% for the prior year's quarter. For the first nine months of fiscal year 1997, cost of revenues were 57% as compared to 56% for the same period last year.

Selling expenses increased by $23,000 for the quarter and by $232,000 for the nine months ended March 31, 1997. The increase for both periods is mainly attributable to increased marketing efforts, such as extensive product training programs to support the Company's growing distributor network. General and administrative expenses increased by $13,000 for the quarter, and by $267,000 for the nine-month period. The increase of $267,000 is primarily the result of non-recurring expenses of $245,000 incurred in the second quarter of fiscal year 1997, when the Company modified its internal quality assurance and regulatory affairs system. In October 1996, the Company engaged the services of a consulting firm specializing in Quality Assurance and Regulatory Affairs, to assist the Company in implementing such modifications. The total non-recurring expense was $300,000 (allocated among cost of revenues, general and administrative expenses and research and development expenses).

Research and development expenses increased by $9,000 for the quarter and by $48,000 for the nine months. The increase for both periods is primarily the result of a reduction in billable hours to a major OEM customer, due to a slowdown in design activity. Management expects chargeable research and development activity to resume in the third quarter of fiscal year 1997.

Depreciation and amortization expense increased by $18,000 for the quarter and by $38,000 for the nine-month period, due to purchases of injection molds. Interest expense for both quarters was zero as well as for the nine-month period ended March 31, 1997, compared to $13,000 for the prior year's period.

Liquidity and Capital Resources

At March 31, 1997, the Company had working capital of $3.1 million and its principal sources of liquidity consisted of $1.1 million in cash and cash equivalents. Net cash used by operating activities for the nine months ended March 31, 1997, was $482,000, mainly as the result of the net loss of $598,000, including a non-recurring expense of $300,000. With respect to investing activities, the Company made purchases of property and equipment totaling $81,000. Financing activities provided $46,000, resulting from sales of common stock for the exercise of stock options and warrants.

The Company has no long-term commitments other than an annual lease obligation of between $130,000 and $151,000 for its facilities through 1998.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None


(b) Reports on Form 8-K

There were no reports on Form 8-K filed for the three months ended March 31, 1997.



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



LUTHER MEDICAL PRODUCTS, INC.

By: /s/David Rollo                             Date: May 9, 1997
    --------------                             -----------------
David Rollo
Chief Financial Officer