Form 10KSB
period 1997-06-30
LUTHER MEDICAL PRODUCTS INC
filed 1997-10-09
CIK 319204

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-KSB
(Mark One)

              [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
              For the fiscal year ended June 30, 1997

            [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
              For the transition period from ___________ to ____________

                  Commission file number 0-9570

                         LUTHER MEDICAL PRODUCTS, INC.
--------------------------------------------------------------------------------
                (Name of small business issuer in its charter)

                California                                33-0468235
--------------------------------------------------------------------------------
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)

   14332 Chambers Road, Tustin, California                  92680
--------------------------------------------------------------------------------
   (Address of principal executive offices)               (Zip Code)

Issuer's telephone number   (714) 544-3002
                          ------------------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                      Common Stock, No Par Value Per Share
--------------------------------------------------------------------------------
                               (Title of class)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information state ments incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year.$5,476,569
                                                        ----------

   The aggregate market value of registrant's common stock held by non-affiliates of the registrant is $9,702,614 based upon the average bid and asked price of the common stock on October 8, 1997.

   Number of shares of Common Stock outstanding as of October 8, 1997:
3,212,786 shares.

                                    Part I

Item 1.   Description of Business.

     Luther Medical Products, Inc., a California corporation (the "Company"), since its organization in 1980 has been primarily engaged in the design, development, manufacture, sale, and licensing of intra-vascular catheters and split, peel-away needles. The Company's L-Cath(TM) peel-away needle catheter placement system and the OneCath(R) protected needle catheter placement systems are used when soft, flexible catheters must be inserted for short- and long-term intravenous therapy. The L-Cath(TM) for Ports is used to insert a soft, flexible catheter into an implanted port as an alternative to a steel Huber needle.

Products
--------

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

Peripherally Inserted Long-Term Peripheral Catheters ("Long-Term Peripherals")

     Long-Term Peripherals are similar to Midlines, except that they are more likely to be used for shorter time frames. Long-Term Peripherals are an alternative to traditional, short, hard IV catheters that must be replaced every 48 to 72 hours. Long-Term Peripherals, which can remain in place for more than 30 days, if required, bridge the time gap between such traditional IV catheters and Midlines.

L-Cath(TM) PICC, Midline, and Long-Term Peripheral Catheter Placement Systems.

     The Company's patented peel-away needle catheter placement system consists of a stainless steel needle (the "cannula") through and by which a flexible catheter is inserted. The cannula is sharpened to a fine point on one end and has an extremely narrow slit along its entire length. Once a cannula has been inserted into a blood vessel, the catheter is inserted into the cannula and advanced into the vessel. After the catheter has been advanced to the desired level of insertion, the needle is withdrawn. Rather than attempting to thread the needle back over the length of the catheter outside the body and off the end (an end that may have a large connecting adapter rendering removal impossible), the needle is peeled or split lengthwise in two and is removed from the catheter.

     The L-Cath catheter placement systems may be used in a variety of biomedical applications. In the medical market, for example, catheters are advanced into a vein, thereby allowing the clinician to administer plasma, blood, chemotherapy, intravenous drugs, or feeding solutions.

     The L-Cath catheter placement system are currently manufactured and sold in a variety of sizes and configurations for applications ranging from neonatal (infants) to adult to veterinary. The L-Cath catheter system is available in either polyurethane or silicone materials.

OneCath/(R)/ Catheter.

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

Pertrach Technology.

     The Pertrach tracheostomy device (the "Pertrach Tracheostomy Product") provides a means of rapidly and safely inserting a breathing tube into a patent's trachea (through their crico-thyroid membrane or trachea) in certain clinical situations. It provides an adequate airway through which the patient can receive airflow. The method of inserting the device is dilating a needle puncture. Because of the small size of the puncture, a patient typically suffers minimal bleeding and the chance of infection is reduced. Deploying the Pertrach Tracheostomy Product has been demonstrated to take 30 seconds or less to perform.

ACTIV(TM) Catheter and Material.

     In April of 1987 the Company executed a License and Sales Agreement
(the "L & S Agreement") with Tyndale Plains-Hunter, Ltd. ("TPH"), in respect of a polymer that the Company used in early versions of its OneCath catheters. As a result of experience gained in the marketplace through the Company's specialty distribution network, the Company and TPH modified the L & S Agreement, in April of 1996. As modified, the L & S Agreement permits the Company to make, use, sell, and sublicense products that utilize the Company's OneCath technology covered by certain patents owned by TPH in the field of intravenous catheters, exclusive of use in the fields of cardio-vascular diagnosis and treatment, blood sensing, and enteral feeding tubes, for the original term of 25 years. The amendment eliminates the Company's $60,000 minimum annual royalty requirement. The Company remains obligated to pay royalties to TPH of a minimum of 2% to a maximum of 3.5% of net sales of products incorpo-rating the patented rights, and a royalty of 40% of all income that the Company receives from sublicenses, if any.

Marketing and Customers
-----------------------

     The Company's marketing strategy is to distribute its catheter products through a specialty distribution network. The Company may develop and manufacture products, some of which may incorporate the Company's patented technology for distribution on an OEM basis. The Company may also license portions of its technology.

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

National Accounts Marketing.

     Certain observers of the healthcare industry believe that as much as 70% of materials purchased by hospitals are purchased under group contracts. Group purchasing organizations represent large groups of hospitals or healthcare agencies and negotiate with manufacturers for scheduled deliveries of products at predetermined, competitive prices. In May of 1995, the Company entered into a two-year consulting agreement with National Contracts, Inc. ("NCI"), pursuant to which NCI will provide national account services for the Company. NCI represents approximately ten companies in respect of national accounts into which it has historically gained access and from which it has historically received purchase contracts for its clients. The Company paid approximately $200,000 annually to NCI in consideration of its consulting services.

     In furtherance of the Company's desire to sell its products through group purchasing organizations, the Company entered into agreements with various national group purchasing organizations, e.g., Apria Healthcare, Inc. ("Apria"), Teamcare, the institutional pharmacy subsidiary of Atlanta-based GranCare, Inc. ("TeamCare"), and Mid Atlantic Group Network of Shared Services, Inc. ("Magnet"). The Company is the principal nationwide supplier of intermediate and long-term intravenous catheters to Apria and to TeamCare. The Company sup-plies its catheter products through Magnet, which is comprised of 11 regional shared services/group purchasing organizations representing more than 1,100 acute care hospitals, 1,350 long-term care facilities, and a range of extended care and related healthcare facilities. Sales through such national accounts commenced during the 1996 fiscal year. In December of 1995, the Company was awarded the rights to use the Alliance of Children's Hospitals "Seal of Acceptance" for the Company's pediatric and neonatal products, which products the Company supplies to members of the Alliance.

Distribution Network.

     In March of 1994, the Company commenced the establishment of a network of specialty distributors to encompass the United States and Canadian markets. In addition, the Company has appointed a number of international distributors. As of the date of this Annual Report, the Company has full coverage of the United States and Canadian marketplace through approximately 21 distributors, resulting in more than 150 sales personnel engaged in sales efforts for the Company's products.

     In August of 1994, the Company entered into a five-year distribution agreement for the states of California, Arizona, Nevada, and New Mexico with Kentec Medical, Inc. ("Kentec"). The Company granted Kentec certain pricing accommodations during a transition period. The agreement provides certain termination criteria for the Company and for Kentec. The Company may terminate the agreement if Kentec fails to purchase sufficient quantities of the Company's products. Kentec may terminate the agreement if, during the term of the agreement and under certain circumstances, the Company (i) commences direct sales into Kentec's territory without its written consent or (ii) is a party to a business combination transaction, the resulting enterprise of which chooses not to assume the agreement. Kentec shall be entitled to a fee if it terminates the agreement upon the occurrence of either such event. For each year remaining of the then-unexpired term of the agreement, such fee (to be paid annually) shall be a sum equivalent to 30% of the aggregate transfer price for products sold by the Company to Kentec during the immediately preceding 12 months. In the case of such a termination, Kentec is to receive the initial annual payment of such fee within 30 days.

     In August of 1997, the Company entered into a five-year distribution agreement with Alaris Medical Systems, Inc. ("Alaris"), for the EEC and certain other foreign countries. The agreement contains certain termination provisions that may come into effect in the event that the Company and Alaris are unable to reach agreement regarding Alaris's performance goals for the second through fifth years of the agreement. In addition, the agreement may be terminated, and payment of a termination fee will be required, in the event that the Company is a party to a business combination transaction, the resulting enterprise of which chooses to terminate the agreement. If the agreement is terminated either because of the parties' inability to agree on performance goals or because of the actions of the Company's successor, Alaris shall retain rights to continue to distribute such products for a period of up to two years.

Licensed Technology.

     In October of 1993, the Company signed an exclusive "life of the patents" agreement with The Kendall Company ("Kendall") for North and South America, pursuant to which the Company licensed Kendall to use certain of the Company's patent rights and technology relating to the Company's peel-away needles. Kendall may utilize such patent rights and technology in research and development, manufacturing, marketing, and selling peel-away needles used in connection with epidural and/or spinal anesthesia (the "Kendall Licensed Products"). Kendall tendered to the Company an initial licensing fee of $10,000. Kendall is obligated to tender to the Company a royalty on the sale of Kendall Licensed Products, which royalty shall be the greater of three percent of net sales of the Kendall Licensed Products or 75c for each sale of Kendall Licensed Products. If the Company manufactures for, or supplies to, Kendall peel-away needles during the first 12 months following the date on which the FDA issues a 510(k) clearance to market, Kendall shall pay to the Company its proportional direct labor, direct material, and direct overhead costs, plus one dollar for each such needle. In order to maintain exclusivity under the license agreement, Kendall shall be required to sell a minimum of 6,000 needles during the first year of production and, during each of the four subsequent years, the greater of 15,000 needles or an amount equivalent to 80% of the needles sold during the previous year. If Kendall desires to maintain exclusivity under the license agreement, but has not attained such minimum sales levels, it shall make a payment to the Company at the end of each year in an amount equivalent to the royalty that would have been due on the relevant minimum sales levels.
If Kendall does not maintain exclusivity under the license agreement, the royalty rate shall be reduced by 50%.

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

Order Backlog
-------------

     The amount of backlog orders believed by the Company to be firm, as of June 30, 1997, for catheter production was $558,000. The Company expects that all of such backlog will be filled within the current fiscal year. As of June 30, 1996, such backlog orders were approximately $402,000 for catheter production.

Production and Supplies
-----------------------

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

Government Regulation
---------------------

     The FDA classified the Company's catheter placement systems as Class II medical devices under the Federal Food, Drug and Cosmetic Act (the "FFD&C
Act"). This classification requires the Company to obtain clearance from the FDA prior to marketing its catheter products. The Company has had and will continue to have its products clinically tested in hospitals and other institutions to ensure the fitness for, and ease of, use of the catheter placement systems. Under the FFD&C Act and applicable FDA regulations, the FDA may periodically inspect the manufacturing facilities of the Company, and the Company must comply with certain methods, facilities, controls, labeling, recordkeeping, and reporting requirements in manufacturing and marketing its catheter placement systems. During the 1997 fiscal year, the Company expended $317 thousand to modify its internal quality assurance and regulatory affairs system. Of such sum, $49 thousand was included in the Company's cost of revenues, $262 was included in the Company's general and administrative expenditures, and six thousand dollars was included in the Company's research and development expenditures. See "Item 6. Management's Discussion and Analysis or Plan of Operation -- Results of Operations."

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

Patents
-------

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

Pertrach Patents.

     The Company is the assignee of three patents utilized in the Pertrach Tracheostomy Product. See "Item 1. Description of Business -- Products -- Pertrach Technology."

Other Patents.

     During the fiscal years ended June 30, 1997, 1996, and 1995, six patent applications, in addition to those referenced above, were filed, five of which are in the issuance process and one of which is pending as of the date of this Annual Report.

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

Competition
-----------

     Many larger medical companies, e.g., Baxter Healthcare Corp., Becton-Dickinson and Co., Abbott Laboratories, and Sims, dominate the general catheter and port access segments of the medical device industry and compete with the Company on the basis of product performance. Management believes that PICCs and Midlines typically offer a lower cost alternative to the surgically placed central catheter lines that are offered by such larger companies. See Products -- Peripherally Inserted Central Catheters.

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

     Management believes that the major manufacturers of PICCs and Midlines are:

 .    Gesco, which was acquired by Bard Access Systems, offers only silicone
     PICCs as an extension to Bard's established product line, the range of which the Company's management believes to be more limited and more expensive than the Company's.

 .    HDC Corporation, which currently only offers silicone PICCs and Midlines.

Research and Development
------------------------

     In May of 1987, the Company introduced a new catheter product designed to minimize the transmission of infectious diseases such as AIDS and hepatitis through accidental needle sticks. Management believes that the Company was the first to develop and market a product of this type. That product became the PROTECTIV catheter, licensed by the Company to Critikon, Inc., a Johnson & Johnson company ("Critikon"). Since the introduction of stickless technology with PROTECTIV, the Company's catheter research and development efforts continued to concentrate on stickless product designs, as well as the OneCath catheter, L-Cath for Ports, high flow-rate catheters, dual lumen products, and closed-end, slit-valve intravenous catheters.

     Since completion of the PROTECTIV design, the Company has concentrated on the development of additional products for its distribution network. Current areas on which the Company is concentrating its efforts include needle stick protection for healthcare workers, reduced exposure to blood, increased dwell time (the time that a catheter may remain in a vein before it must be removed), ease of use with a related reduction in training time, and improved patient comfort. As a result of such development efforts, the L-Cath for Ports design has been upgraded to offer reduced blood exposure and greater ease of use. Other products offering such upgrades are currently in development. There can be no assurance that any commercially feasible products will result from such research and development activities. During the fiscal years ended June 30, 1997, and 1996, the Company expended an aggregate of approximately $521,000 and $395,000, respectively, on catheter research and development efforts.

Employees
---------

     The Company employs 62 individuals. The Company's employees are not covered by any collective bargaining agreement, and management believes its relationship with its employees is good.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     There were no matters submitted during the fourth quarter of the year ended June 30, 1997, to a vote of security holders through the solicitation of proxies or otherwise.

                                 PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

     The Company's Common Stock is publicly traded in the over-the-counter market and is quoted on the Nasdaq Stock Market (SmallCap) under the trading symbol "LUTH". The following table sets forth the high and low quotations for the Common Stock of the Company during the calendar periods indicated, as reported by the Nasdaq Stock Market.

Calendar Year         Quarter       High   Low
----------------   --------------   ----   ----

     1995          First Quarter    3.00   2.50
                   Second Quarter   2.68   2.50
                   Third Quarter    3.19   2.25
                   Fourth Quarter   5.38   2.75

     1996          First Quarter    5.13   3.25
                   Second Quarter   7.25   4.31
                   Third Quarter    5.87   3.93
                   Fourth Quarter   5.25   3.00

     1997          First Quarter    4.87   3.00
                   Second Quarter   4.12   2.87

     The closing price of the Company's Common Stock as of October 8, 1997, was $3.03. At October 8, 1997, the Company had approximately 3,100 record holders of its Common Stock.

     The Company did not declare or pay any dividends during either of its fiscal years ended June 30, 1997, and 1996. Payment of dividends, if any, on the Common Stock, is dependent upon the amounts of future after-tax earnings, if any, of the Company and is subject to the discretion of its Board of Directors. The Board of Directors is not legally obligated to declare dividends, even if the Company is profitable. To date, the Company has not declared or paid any dividends. The Company intends to employ all available funds to finance the growth of its business and, accordingly, does not intend to declare or pay any dividends in the foreseeable future.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

Results of Operations
---------------------

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

     Historically, the Company focused on research and development, rather than marketing. In November of 1987, a significant private label agreement was entered with Critikon, under which the Company manufactured its PROTECTIV catheter product for distribution by Critikon; in March of 1990, Critikon commenced to manufacture the product and paid the Company a sales-based royalty; and in March of 1995, the Company assigned to JJMI the PROTECTIV patents for $4.4 million, net of expenses. In 1990, the Company commenced the marketing of a PICC product line utilizing its L-Cath catheter placement system. In March of 1992, the Company entered into an exclusive distribution agreement with Pharmacia for the Company's PICC and Midline products that use a peel-away needle, including catheters for adults and certain neonate catheters, which agreements became non-exclusive in March of 1994. Effective March of 1995, Pharmacia was permitted only to distribute the Company's neonatal products for an additional four years. See Item 1. Description of Business.

     In March of 1994, the Company commenced the establishment of a network of specialty distributors to encompass the United States and Canadian markets. In addition, the Company has appointed a number of international distributors. As of the date of this Annual Report, the Company has approximately 21 distributors, resulting in more than 150 sales personnel engaged in sales efforts for the Company's products. As of the date of this Annual Report, substantially all of the distributors have received training in the use of the products.

Fiscal Year Ended June 30, 1997, Compared To Fiscal Year Ended June 30, 1996.

     Total revenues for 1997 increased 36% to $5.5 million from $4.0 million in 1996. Domestic product sales revenues for 1997 increased 86% to $3.9 million from $2.1 million in 1996, primarily as a result of adding new distributors and additional products during the year. International product sales revenues for 1997 increased 30% to $1 million from $774 thousand, primarily as a result of adding new distributors during the year. OEM sales revenues for 1997 decreased 54% to $457 thousand from $993 thousand in 1996, primarily as a result of decreased sales to a major OEM customer as a result of a product design modification. The modifications were completed during the third quarter and nominal shipments to the customer resumed in March. Additionally, the Company's changed relationship with Pertrach Inc. ("Pertrach"), a former OEM customer of the Company, affected the classification of certain revenues derived from sales of Pertrach Tracheostomy Product. For many years, the Company had manufactured tracheostomy products for Pertrach on an OEM basis. In March of 1996, the Company purchased Pertrach's intellectual property rights and certain other assets. Pursuant to the purchase agreement, the Company now markets those products and pays Pertrach a sales-based royalty. Currently, the Company is utilizing a distributor for such marketing efforts. Revenues from the Pertrach Tracheostomy Product for 1997 were $177 thousand

(which were included in the Company's domestic product sales) compared to $75 thousand for 1996 (which were included in OEM sales). Interest and royalty income decreased 46% to $76 thousand from $139 thousand in 1996, primarily as a result of a decrease in interest earned on available cash which was invested in U.S. treasury bills. There were no production costs associated with any royalty income.

     Cost of revenues for 1997 increased to $3.3 million from $2.4 million in 1996. Cost of revenues as a percentage of product sales decreased to 61% from 62%, attributable to increased sales and slightly lower per-unit manufacturing costs.

     Selling expenses for 1997 increased 29% to $1.2 million from $902 thousand in 1996, as a result of increased marketing efforts, such as an expansion of the Company's extensive training programs, distribution of a greater number of promotional units, and attendance at a greater number of conventions in support of the Company's growing distributor network. General and administrative expenses for 1997 increased to $1.0 million from $869 thousand in 1996, as a result of a non-recurring expenditure of $262 thousand for modification of the Company's internal quality assurance and regulatory affairs system more than offsetting a $32 thousand reduction in shareholders' relations expense and a reduction in indirect patent expenses charged to general and administrative. Patent expenses for 1997 totalled $75 thousand. Research and development expenses for 1997 increased 32% to $521 thousand from $395 thousand in 1996, as a result of increased direct patent expenses of $75 thousand, increased project expenditures for new products under development, and a reduction in billable hours to a major OEM customer due to a product design modification.
Depreciation and amortization expenses increased in 1997 to $234 thousand from $181 thousand in 1996. Depreciation accounted for $25 thousand and amortization accounted for $28 thousand of such increase. The Company recorded no interest expense in 1997 compared with $13 thousand in 1996. The Company recorded a provision for minimum income taxes of $800 for 1997 and 1996. At June 30, 1997, the Company had net operating loss carryforwards of approximately $4.2 million and $571 thousand available to offset future taxable federal and state income, respectively. The carryforwards amounts expire in varying amounts between 2001 and 2012.

Liquidity and Capital Resources
-------------------------------

     At June 30, 1997, the Company had working capital of $3.05 million and its principal sources of liquidity consisted of $812 thousand in cash and cash equivalents. The Company used cash for operations of $750 thousand during 1997, mainly as the result of the net loss for the year and an increase in inventories resulting from higher sales levels. With respect to investing activities, the Company made purchases of property and equipment totaling $134 thousand. Financing activities provided $98 thousand, resulting from the collection of a note receivable from a shareholder and proceeds from sales of common stock from the exercise of stock options.

     The Company has no long-term capital commitments other than an annual lease obligation of $130,000 for its facilities through 1998.

     The Company believes that available cash and cash equivalents, as well as funds expected to be generated from operations, will be sufficient to meet the Company's operating expenses and cash requirements for the next fiscal year. As of the date of this Annual Report, the Company does not have any credit facilities in place.

Item 7.   Financial Statements.

     See Index to Financial Statements at page 31.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     There have been no events or conditions requiring reporting under the requirements of this item.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The directors and executive officers of the Company are:

                                                                        Director
Name of Individual             Age               Position                Since
----------------------------   ---   --------------------------------    -----

David Rollo                     56   President, Chief Executive           1993
                                      Officer, Chief Financial
                                      Officer, and a Director
Ronald B. Luther                65   Vice President, Director of
                                      Research and Development              -
George C. Brdlik                43   Vice President of Quality
                                      Assurance and Regulatory Affairs      -
Petra Darling                   53   Secretary                              -
Mark S. Isaacs                  33   Director                             1991
Jack W. Payne                   67   Director                             1992
D. Ross Hamilton                59   Director                             1993
William R. Dahlman              55   Director                             1995
Barry W. Hall                   49   Director                             1995

     Each of the Company's directors has been elected to serve until the next meeting of shareholders. Except as described below, there are no arrangements or understandings between any director and any other person pursuant to which any person was elected or nominated as a director. The Company's executive officers serve at the discretion of the Board of Directors.

     Mr. Rollo has served as President, Chief Executive Officer, and as a director of the Company since December of 1993, as its Chief Financial Officer since January of 1994, and as its Chairman of the Board since June of 1995. From 1976 to 1993, he was employed by Telectronics Inc. (or by certain of its affiliates), a Denver, Colorado, based heart pacemaker manufacturer, in various positions, including President and Chief Executive Officer.

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

     Mr. Brdlik has served as Vice President of Quality Assurance and Regulatory Affairs of the Company since January of 1997. From 1994 to 1996, he was employed as the Regulatory Affairs Manager of the Perfusion Services of Baxter Healthcare Corporation. From 1985 to 1994, Mr. Brdlik held several positions at IVAC Corporation, ranging from Senior Quality Engineer to Regulatory/Clinical Affairs Manager. From 1980 to 1985, he held several positions, including Biomedical Engineer, at the FDA.

     Ms. Darling has served as Secretary of the Company since November of 1992. Since 1981, she has been employed by the Company in various administrative, non-policy making capacities, including the Company's assistant secretary (between 1988 and 1992) and its controller (from 1981 to the present), reporting to the Company's principal accounting officer.

     Mr. Isaacs has served as a director of the Company since September of 1991. From April of 1995 until December of 1995, he also served as a consultant to the Company. Since May of 1996, Mr. Isaacs has served as the Chairman of the Board of VenzCoal, Inc., a private Nevada corporation formed to be engaged in the production and marketing of coal in Guarico State Venezuela. From March of 1991 to October of 1994, Mr. Isaacs was engaged in the acquisition of silver mining properties under the name SilTex Resources. In August of 1992, SilTex Resources was incorporated in Nevada as "SilTex Resources, Inc." Mr. Isaacs served as its Chairman of the Board and Chief Executive Officer until October of 1994, as a director until December of 1994, and as a consultant through April of 1995.
From February of 1993 until October of 1994, Mr. Isaacs served as President, Chief Executive Officer, and Chairman of the Board of Belcor Inc. ("Belcor"), whose business consists of natural resource related activities.

     Mr. Payne has served as a director of the Company since March of 1992.
From January of 1993 to the present, he has served as the Executive Vice President and a director of Sequin Hospital Bed Corporation, a Denver, Colorado, durable medical equipment company of which he is a co-founder. From June of 1992 to the present, Mr. Payne has also served as President and Chief Executive Officer of FerroMagnetic Therapeutics Corp., a Denver, Colorado, biotechnology company. Mr. Payne was with Baxter International from 1958 until 1977 where he was employed in various sale and executive positions. Thereafter, he continued his career in that industry with executive positions at R.P. Scherer Corporation and Terumo Medical Products, Inc.

     Mr. Hamilton has served as a director of the Company since March of 1993. For not less than the previous five years through the present, he has served as President of Hamilton Research, Inc., a Maryland-based financial consulting firm. Mr. Hamilton is a director of Altris Software, Inc., an electronic document management software company; from January through July of 1997, he served as its Chairman of the Board. Since December of 1989 through June of 1997, Mr. Hamilton served as a director of Incstar Corporation, a medical diagnostics company (52% of which was owned by Fiat S.p.A. until the sale of the company to American Standard in June of 1997), and between January of 1993 and June of 1996, he served as a director of Belcor. Between 1968 and 1980, Mr. Hamilton served as a Vice President of Dean Witter Reynolds and, for the six previous years, an officer of Chemical Bank.

     Mr. Dahlman has served as a director of the Company since December of 1995. From November of 1996 to the present, he has served as the president and chief executive officer of the Employers Group, a non-profit association providing human resources support to 5,000 California companies. From January of 1991 to November of 1996, he served as a principal of WRD & Associates, a Los Angeles, California, contract management and consulting group. From 1987 until forming WRD & Associates, Mr. Dahlman was the President and Chief Executive Officer of Suntory Water Group in Atlanta, Georgia.

     Mr. Hall has served as a director of the Company since December of 1995. From January of 1996 to September of 1997, he served as Vice President, Finance and Administration and Chief Financial Officer of EarthLink Network, Inc., a Pasadena, California, internet service provider. Currently, Mr. Hall is an independent management consultant to the internet and online industry. From April of 1994 to December of 1995, Mr. Hall was an independent management consultant. For the five years commencing March of 1989, he served as Chief Executive Officer and Chairman of the Board of California Amplifier, Inc., a publicly traded manufacturer of microwave amplifiers headquartered in Camarillo, California.

Committees; Meetings.

     The Company has a standing audit committee, the members of which are Messrs. Isaacs, Hamilton, and Hall; a standing compensation committee, the members of which are Messrs. Payne and Hamilton; and a standing nominating committee, the members of which are Rollo, Isaacs, and Dahlman.

     The Company's Board of Directors met a total of six times during the fiscal year ended June 30, 1997.

Item 10.  Executive Compensation.

Employment Agreements
---------------------

David Rollo.

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

     Upon execution of the initial employment agreement in December of 1993, the Company granted to Mr. Rollo warrants to purchase 150,000 shares of the Company's common stock, of which 50,000 warrants vested in December of 1994, 50,000 vested in December of 1995, and 50,000 vested in December of 1996. The exercise price of the warrants (the average of the closing bid and asked prices as quoted on the Nasdaq Stock Market (SmallCap) on December 6, 1993) is $2.94.

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

     A "change in control of the Company" means a change in control of a nature that would be required to be reported in response to Item 5(f) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"); provided, however, that such "person" (as such term is used in Section 13(d) and 14(d) of the Exchange Act), other than the Company or any "person" who on the date hereof is a director or officer of the Company, becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 80% or more of the combined voting power of the Company's then outstanding securities.

George C. Brdlik.

     The Company has employed Mr. Brdlik as its Vice President of Quality Assurance and Regulatory Affairs of the Company since January of 1997, pursuant to an employment agreement that provides for the "at will" employment of Mr. Brdlik, subject to the occurrence of two specified events. Mr. Brdlik reports directly to Mr. Rollo, as the Company's president, and his duties emphasize daily review and analysis of the Company's operations in respect of quality assurance and regulatory affairs compliance in connection with the good manufacturing practices requirements of the FDA and analogous international regulatory agencies.

     Mr. Brdlik's annual base compensation currently is $100,000. Notwithstanding the at will status of Mr. Brdlik's employment, if the Company sells all or substantially all of its assets or a change of control of the Company occurs, the Company may become obligated to pay to him (i) his full base compensation through the date of termination at the rate in effect at the time of such termination and (ii) a lump sum equal to 100% of his annual base compensation at the highest rate in effect during the 12 months immediately preceding the date of termination. The definition of "change in control of the Company" is the same for Messrs. Brdlik and Rollo.

Ronald B. Luther.

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

     Upon execution of the November 1993 Agreement, the Company granted to Mr. Luther warrants to purchase 100,000 shares of the Company's common stock, of which warrants, 60,000 of which are currently vested and the remainder vest annually in November of 1997 and 1998, in two equal allotments of 20,000 each. The exercise price of the warrants, as determined by the Company's board of directors (with Mr. Luther abstaining), is $2.63.

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

                          SUMMARY COMPENSATION TABLE

                                                                                          Long Term Compensation
                                                                              -----------------------------------------------------
                                             Annual Compensation                         Awards             Payouts
                                     ----------------------------------------------------------------------------------------------
                                                                   Other
     Name                                                          Annual     Restricted                              All Other
     and                                                           Compen-      Stock                        LTIP      Compen-
   Principal                                                       sation      Award(s)       Options/      Payouts     sation
   Position                  Year    Salary($)     Bonus($)          ($)         ($)           SARs(#)        ($)        ($)
-----------------------------------------------------------------------------------------------------------------------------------

David Rollo                  1997    $150,000        --               --         --              - 0 -        --          --
(President,                  1996    $150,000        --               --         --              - 0 -        --          --
 CEO, and CFO)               1995    $141,437        --               --         --              - 0 -        --          --

Ronald Luther                1997    $114,049        --               --         --              - 0 -        --          --
(Vice President,             1996    $115,300        --               --         --            100,000        --          --
 Director - R&D)             1995    $107,690        --               --         --              - 0 -        --          --

All executive
officers as a group
(4 persons)                  1997    $380,208        --               --         --              - 0 -        --          --
(3 persons)                  1996    $326,870        --               --         --            100,000        --          --
(3 persons)                  1995    $308,383        --               --         --              9,286        --          --

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                        Individual Grants
------------------------------------------------------------------------------------------------------------------------------------
                                         Percent of Total
                                           Options/SARs
                          Options/          Granted to                             Market Price
                           SARs            Employees in     Exercise or Base         on Date           Expiration
Name                     Granted(#)        Fiscal Year         Price($/Sh)        of Grant($/Sh)          Date
------------------------------------------------------------------------------------------------------------------------------------

David Rollo                 - 0 -               N/A                N/A                  N/A                N/A

Ronald Luther               - 0 -               N/A                N/A                  N/A                N/A

            LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                                                                                          Value of
                                                                       Number of         Unexercised
                                                                      Unexercised       In-the-Money
                                                                     Options/SARs at    Options/SARs at
                                                                       FY-End (#)         FY-End ($)

                        Shares Acquired                              Exercisable/       Exercisable/
  Name                   on Exercise(#)    Value Realized($)        Unexercisable      Unexercisable
-----------------------------------------------------------------------------------------------------------
David Rollo                  -0-                  --                   150,000 / 0         27,000 / 0

Ronald Luther              70,000              17,500                    166,429 /           39,200 /
                                                                          40,000             20,400

     Effective in December of 1995, Directors who are not officers of the Company receive a fee of $900 per meeting attended in person, or $500 per meeting attended by telephone, as compensation for their services, an increase from $600 and $400, respectively.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the beneficial ownership of Common Stock at October 8, 1997, (except as otherwise indicated by footnote) by (i) each person (including any "group" as that term is used in
Section 13(d)(3) of the Securities Exchange Act of 1934) known by management to own beneficially more than 5% of the Company's outstanding Common Stock, (ii) each of the Company's directors, and (iii) all executive officers and directors of the Company as a group:

                                  Shares of Common Stock
                                   Beneficially Owned (2)
Name of Individual                  Amount (1)                  %
------------------                  ----------                ------

David Rollo                            153,175(3)              4.02
Mark S. Isaacs                         101,211(4)              2.65
Jack W. Payne                           65,000(5)              1.70
D. Ross Hamilton                       151,500(6)              3.97
William R. Dahlman                      12,000(7)                 *
Barry W. Hall                           12,000(8)                 *
Ronald B. Luther                       356,132(9)              9.35

All executive officers
and directors as a
group (9 persons)                      873,661(10)            22.94

-------------------
*    Represents less than one percent.

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

(3) Includes 3,175 shares beneficially owned by Mr. Rollo, plus warrants to purchase 150,000 shares at an exercise price of $2.94 per share, expiring at various dates from December 5, 1999, to December 5, 2001, of which 150,000 warrants are exercisable as of, or within 60 days of, the date of this Annual Report. Mr. Rollo's address is 14332 Chambers Road, Tustin, California 92680.

(4) Includes 19,711 shares beneficially owned by Mr. Isaacs, plus warrants to purchase 5,000 shares at an exercise price of $3.50 per share, expiring on January 15, 1998; warrants to purchase 25,000 shares at an exercise price of $2.75 per share, expiring on July 23, 1998; warrants to purchase 5,000 shares at an exercise price of $2.50 per share, expiring on January 21, 1999; warrants to purchase 13,500 shares at an exercise price of $2.55 per share, expiring on January 27, 2000; warrants to purchase 12,000 shares at an exercise price of $2.56 per share, expiring at various times during the period of April 30 through September 30, 2000; warrants to purchase 9,000 shares at an exercise price of $3.85 per share, expiring on December 8, 2000; warrants to purchase 6,000 shares at an exercise price of $4.81 per share, expiring on December 8, 2001; and warrants to purchase 6,000 shares at an exercise price of $4.81 per share, expiring on December 8, 2002. Mr. Isaacs' address is 14332 Chambers Road, Tustin, California 92680.

(5) Includes warrants to purchase 5,000 shares at an exercise price of $3.50 per share, expiring on January 15, 1998; warrants to purchase 25,000 shares at an exercise price of $2.75 per share, expiring on July 23, 1998; warrants to purchase 5,000 shares at an exercise price of $2.50 per share, expiring on January 21, 1999; warrants to purchase 9,000 shares at an exercise price of $2.55 per share, expiring on January 27, 2000; warrants to purchase 9,000 shares at an exercise price of $3.85 per share, expiring on December 8, 2000; warrants to purchase 6,000 shares at an exercise price of $4.81 per share, expiring on December 8, 2001; and warrants to purchase 6,000 shares at an exercise price of $4.81 per share, expiring on December 8, 2002. Mr. Payne's address is 4515 S. Meadow Drive, Boulder, Colorado 80301.

(6) Includes 7,500 shares beneficially owned by Mr. Hamilton and 74,000 shares owned by a partnership, of which Mr. Hamilton and two unaffiliated third parties each own 33.3%; warrants to purchase 35,000 shares at an exercise price of $2.75 per share, expiring on July 23, 1998; warrants to purchase 5,000 shares at an exercise price of $2.50 per share, expiring on January 21, 1999; warrants to purchase 9,000 shares at an exercise price of $2.55 per share, expiring on January 27, 2000; warrants to purchase 9,000 shares at an exercise price of $3.85 per share, expiring on December 8,

     2000; warrants to purchase 6,000 shares at an exercise price of $4.81 per share, expiring on December 8, 2001; and warrants to purchase 6,000 shares at an exercise price of $4.81 per share, expiring on December 8, 2002. Mr. Hamilton's address is 9440 Gregory Road, Easton, Maryland 21601.

(7) Includes warrants to purchase 6,000 shares at an exercise price of $4.81 per share, expiring on December 8, 2001; and warrants to purchase 6,000 shares at an exercise price of $4.81 per share, expiring on December 8, 2002. Mr. Dahlman's address is 215 N. Marengo Avenue, Pasadena, California 91101.

(8) Includes warrants to purchase 6,000 shares at an exercise price of $4.81 per share, expiring on December 8, 2001; and warrants to purchase 6,000 shares at an exercise price of $4.81 per share, expiring on December 8, 2002. Mr. Hall's address is 355 S. Madison Avenue, #327, Pasadena, California 91101.

(9) Includes 166,438 shares beneficially owned by Mr. Luther, 5,622 shares owned by Mr. Luther's spouse, as to which shares Mr. Luther disclaims beneficial ownership, warrants to purchase 15,000 shares at an exercise price of $3.50 per share, expiring April 23, 1998; warrants to purchase 7,143 shares at an exercise price of $3.50 per share, expiring on June 24, 1998; warrants to purchase 4,286 shares at an exercise price of $3.25 per share, expiring on April 22, 1999; warrants to purchase 100,000 shares at an exercise price of $2.63 per share, expiring at various dates from November 19, 1998, to November 19, 2002, of which 80,000 warrants are exercisable as of, or within 60 days of, the date of this Annual Report; and warrants to purchase 100,000 shares at an exercise price of $3.63 per share, expiring September 18, 2000, of which 60,000 warrants are exercisable as of, or within 60 days of, the record date. Also includes options, issued to Mr. Luther's spouse, to purchase 1,000 shares at an exercise price of $4.25 per share, expiring on November 13, 1997; options to purchase 8,500 shares at an exercise price of $3.07 per share, expiring on April 23, 1998; options to purchase 2,143 shares at an exercise price of $3.25 per share, expiring on April 22, 1999; and options to purchase 6,000 shares at an exercise price of $2.82 Per share, expiring on July 22, 1999, as to all of which options and the underlying shares Mr. Luther disclaims beneficial ownership. Mr. Luther's address is 14332 Chambers Road, Tustin, California 92680.

(10) Includes all shares, options, and warrants described in notes (3) through
     (6), inclusive, and (9), above; 2,214 shares beneficially owned by an executive officer who is not a director, plus options to purchase 1,000 shares at an exercise price of $4.25 per share, expiring on November 13, 1997; options to purchase 6,000 shares at an exercise price of $3.07 per share, expiring on April 23, 1998; options to purchase 2,143 shares at an exercise price of $3.25 per share, expiring on April 22, 1999; options to purchase 2,000 shares at an exercise price of $2.82 per share, expiring on July 22, 1999; and options to purchase 9,286 shares at an exercise price of $3.19 per share, expiring on January 27, 2000.

Item 12.  Certain Relationships and Related Transactions.

     As of June 30, 1997, two officers or directors were indebted to the Company in the aggregate amount of $235,409. Each such indebtedness was incurred in connection with the exercise of warrants previously granted to such individuals. During the 1997 fiscal year, Mr. Luther's maximum obligation to the Company was $262,500, of which $52,091 was repaid to the Company during such year and an additional $187,500 was offset against such obligation (at a price equivalent to the warrant exercise price) through the return by Mr. Luther of 50,000 of the shares that had served as security for such obligation. As of the date of this Annual Report, Mr. Luther's obligation to the Company is $22,909. Mr. Isaacs' maximum obligation to the Company, during such year, was $25,000, none of which has been repaid.

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

     10.4a Amendment, dated April 11, 1996, to License and Sales Agreement, dated April 1, 1987, between the Registrant and Tyndale Plains-Hunter, Ltd., relating to modifications of the field of the Agreement and the Registrant's royalty obligations, filed as Exhibit 10.4a to the to the Registrant's Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1996, (the "1996 10-KSB") and is incorporated herein by reference.

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

     10.9 Loan and Security Agreement dated September 17, 1990, between the Regis trant and Johnson & Johnson Finance Corporation, filed as
            Exhibit 10.13 to the 1990 10-K and is incorporated herein by reference.

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

     10.15b Payment Agreement, dated as of November 3, 1995, between the
            Registrant and Pharmacia Deltec Inc., in respect of Replacement Note, dated as of January 1, 1994, of the Registrant in favor of Pharmacia Deltec Inc, filed as Exhibit 10.15B to the to the 1996 10-KSB and is incorporated herein by reference.

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

     10.30a Employment Agreement, dated September 25, 1995, between the
            Registrant and Ronald B. Luther, filed as Exhibit 10.30a to the 1996 10-KSB and is incorporated herein by reference.

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

     10.34 Purchase Agreement, dated September 12, 1995, between the Registrant and Apria Healthcare, Inc., filed as Exhibit 10.34a to the 1996 10-KSB and is incorporated herein by reference.

     10.35  Intentionally omitted.

     10.36 Standard Proposal, dated November 9, 1995, between the Registrant and Mid Atlantic Group Network of Shared Services, Inc., filed as
            Exhibit 10.36 to the 1996 10-KSB and is incorporated herein by reference.

     10.37 National Contract, dated July 1, 1996, between the Registrant and Teamcare, the institutional pharmacy subsidiary of GranCare, Inc., filed as Exhibit 10.37 to the 1996 10-KSB and is incorporated herein by reference.

     10.38 License Agreement for Use of Alliance of Children's Hospitals' Seal of Acceptance by the Manufacturer, dated December 1, 1995, between the Registrant and Alliance of Children's Hospitals., filed as
            Exhibit 10.38 to the 1996 10-KSB and is incorporated herein by reference.

     10.39 Distributorship Agreement, dated September 21, 1995, between the Registrant and Boston Scientific Corporation, filed as Exhibit
             10.39 to the 1996 10-KSB and is incorporated herein by reference.

     10.40* Employment Agreement, dated December 2, 1996, between the Registrant and George Brdlik.

     10.40a* Amendment No. 1, dated July 16, 1997, to Employment Agreement, dated December 2, 1996, between the Registrant and George Brdlik.

     10.41* Distribution Agreement, dated August 11, 1997, between the Registrant and ALARIS Medical Systems, Inc.

     23.1*   Consent of Thelen, Marrin, Johnson & Bridges.

     23.2*   Consent of Arter & Hadden.

     23.3*   Consent of Robert L. Pike, Esq.

     23.4*   Consent of Ernst & Young LLP.

     23.5*   Consent of Corbin & Wertz.

     27.1*   Financial Data Schedule.

(b)  Reports on Form 8-K

     During the last quarter of the period covered by this Annual Report, the Company did not file any Current Reports on Form 8-K.

                         INDEX TO FINANCIAL STATEMENTS

                                                                  Page Reference

  - Report of Independent Auditors - Ernst & Young LLP                  F-1

  - Report of Independent Auditors - Corbin & Wertz                     F-2

  - Balance sheet as of June 30, 1997                                   F-3

  - Statements of operations for each of the years
      in the two-year period ended June 30, 1997                        F-4

  - Statements of stockholders' equity for each of
      the years in the two-year period ended June 30, 1997              F-5

  - Statements of cash flows for each of the years
      in the two-year period ended June 30, 1997                        F-6

  - Notes to financial statements for each of the
      years in the two-year period ended June 30, 1997          F-7 -- F-19

                         Report of Independent Auditors

To the Board of Directors of
Luther Medical Products, Inc.

We have audited the accompanying balance sheet of Luther Medical Products, Inc. as of June 30, 1997, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Luther Medical Products, Inc. as of June 30, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                         ERNST & YOUNG LLP


Irvine, California
August 29, 1997

                         Independent Auditors' Report
                         ----------------------------

To the Board of Directors of
Luther Medical Products, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Luther Medical Products, Inc. and subsidiary (the "Company") for the year ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Luther Medical Products, Inc. and subsidiary for the year ended June 30, 1996 in conformity with generally accepted accounting principles.


                                                /s/ CORBIN & WERTZ
                                                ----------------------------
                                                CORBIN & WERTZ


Irvine, California
August 8, 1996

                         Luther Medical Products, Inc.

                                 Balance Sheet

                                 June 30, 1997

ASSETS
Current assets:
 Cash and cash equivalents                                                    $   811,974
 Accounts receivable, less allowance for doubtful accounts of $13,666             825,364
 Inventories                                                                    1,843,425
 Prepaid expenses and other assets                                                 59,577
                                                                              -----------
Total current assets                                                            3,540,340

Property and equipment:
 Production equipment                                                             940,211
 Office equipment                                                                 194,275
 Leasehold improvements                                                           120,833
 Automobiles                                                                        4,706
                                                                              -----------
                                                                                1,260,025
Less accumulated depreciation and amortization                                   (921,022)
                                                                              -----------
Property and equipment, net                                                       339,003
Intangible assets, net                                                             89,730
Deposits                                                                           10,199
                                                                              -----------
                                                                              $ 3,979,272
                                                                              ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                             $   291,560
 Accrued payroll and related expenses                                             115,538
 Other accrued liabilities                                                         83,284
                                                                              -----------
Total current liabilities                                                         490,382

Commitments and contingencies

Stockholders' equity:
 Preferred stock - no stated par value; 10,000,000 shares authorized;
  none issued
 Common stock - no stated par value; 25,000,000 shares authorized;
  3,262,786 shares issued and outstanding                                      10,487,478
 Common stock purchase warrants                                                    50,000
 Note receivable from shareholders                                               (235,409)
 Accumulated deficit                                                           (6,813,179)
                                                                              -----------
Net stockholders' equity                                                        3,488,890
                                                                              -----------
                                                                              $ 3,979,272
                                                                              ===========

See accompanying notes to Financial Statements.

                         Luther Medical Products, Inc.

                            Statements of Operations


                                                              YEAR ENDED JUNE 30
                                                            1997             1996
                                                        ----------------------------
Revenues:
 Product sales                                          $5,400,907        $3,882,950
 Royalties                                                  16,488            13,445
 Interest income and other                                  59,174           125,706
                                                        ----------------------------
Total revenues                                           5,476,569         4,022,101

Costs and expenses:
 Costs of revenues                                       3,273,322         2,393,065
 Research and development                                  520,834           395,073
 General and administrative                              1,017,995           868,862
 Selling                                                 1,159,886           901,593
 Depreciation and amortization                             233,758           181,084
 Interest expense                                              -              13,237
                                                        ----------------------------
Total costs and expenses                                 6,205,795         4,752,914

Loss before taxes and extraordinary gain                  (729,226)         (730,813)
Income tax expense                                             800               800
                                                        ----------------------------
Loss before extraordinary items                           (730,026)         (731,613)
Extraordinary gain on debt forgiveness, net of income
 taxes of $0                                                    -            122,958
                                                        ----------------------------
Net loss                                                $ (730,026)       $ (608,655)
                                                        ============================
Per share amounts:
 Loss before extraordinary item                         $     (.23)       $     (.24)
 Extraordinary gain                                             -                .04
                                                        ----------------------------
Net loss                                                $     (.23)       $     (.20)
                                                        ============================
Weighted average shares outstanding                      3,206,615         3,070,974
                                                        ============================

See accompanying notes to Financial Statements.

                         Luther Medical Products, Inc.

                       Statements of Stockholders' Equity


                                                            COMMON
                                   COMMON STOCK             STOCK              NOTES
                           --------------------------      PURCHASE          RECEIVABLE-       ACCUMULATED
                             SHARES           AMOUNT       WARRANTS         STOCKHOLDERS         DEFICIT         TOTAL
                           ----------------------------------------------------------------------------------------------
Balance at June 30, 1995   2,985,636       $ 9,580,713     $50,000          $(183,444)         $(5,474,498)    $3,972,771
Common stock issued -
 exercise of stock
 options and warrants        187,464           573,289          -                  -                    -         573,289
Collection of notes
 receivable from
 stockholder                      -                 -           -             183,444                   -         183,444
Net loss                          -                 -           -                                 (608,655)      (608,655)
                           ----------------------------------------------------------------------------------------------
Balance at June 30, 1996   3,173,100        10,154,002      50,000                 -            (6,083,153)     4,120,849
Common stock issued for
 cash                         12,543            45,976          -                  -                    -          45,976
Common stock issued for
 notes receivable             77,143           287,500          -            (287,500)                  -              -
Collection of notes
 receivable from
 stockholder                      -                 -           -              52,091                   -          52,091
Net loss                                                                                          (730,026)      (730,026)
                           ----------------------------------------------------------------------------------------------
Balance at June 30, 1997   3,262,786       $10,487,478     $50,000          $(235,409)         $(6,813,179)    $3,488,890
                           ==============================================================================================

See accompanying notes to Financial Statements.

                         Luther Medical Products, Inc.

                            Statements of Cash Flows


                                                                            YEAR ENDED JUNE 30
                                                                         1997               1996
                                                                     ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                             $ (730,026)        $  (608,655)
Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation                                                         202,098             177,474
   Amortization                                                          31,660               3,610
   Gain on forgiveness of debt                                                             (122,958)
   Changes in operating assets and liabilities:
     Accounts receivable                                                 (1,079)           (496,896)
     Inventories                                                       (256,103)           (398,930)
     Prepaid expenses and other assets                                   12,642              16,202
     Accounts payable                                                   (38,987)            189,354
     Other accrued liabilities                                           29,459            (225,316)
                                                                     ------------------------------
Net cash used in operations                                            (750,336)         (1,466,115)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities                                   -           (1,974,826)
Proceeds from sale of available-for-sale securities                          -            4,729,259
Purchases of property and equipment                                    (133,898)           (104,636)
Purchases of intangible assets                                               -             (125,000)
                                                                     ------------------------------
Net cash (used in ) provided by investing activities                   (133,898)          2,524,797

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                                                 45,976             573,289
Collections of notes receivable from stockholder                         52,091             183,444
Principal payments on debt                                                   -             (400,000)
                                                                     ------------------------------
Net cash provided by financing activities                                98,067             356,733
                                                                     ------------------------------
Net (decrease) increase in cash and cash equivalents                   (786,167)          1,415,415

Cash and cash equivalents, beginning of year                          1,598,141             182,726
                                                                     ------------------------------
Cash and cash equivalents, end of year                               $  811,974         $ 1,598,141
                                                                     ==============================
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for:
 Interest                                                            $       -          $        -
                                                                     ==============================
 Income taxes                                                        $      800         $       800
                                                                     ==============================

                See accompanying notes to Financial Statements.

                         Luther Medical Products, Inc.

                         Notes to Financial Statements

                                 June 30, 1997


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Luther Medical Products, Inc. (the Company) was organized in 1980 for the purpose of engaging in the design, development, manufacture and sale of catheter placement systems. The Company holds numerous patents for a wide variety of catheter placement systems. The Company sells its products world-wide primarily through independent distributors. Approximately 81% and 80% of product sales during 1997 and 1996, respectively, were domestic. The Company considers its business to be in the medical devices industry.

USE OF ESTIMATES

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

REVENUE RECOGNITION

Revenues on product sales are recognized at the time of shipment. Royalty fees are recognized as earned.

CERTAIN CONCENTRATIONS

The Company provides credit in the normal course of business to customers throughout the United States and foreign markets. During 1997, two customers accounted for approximately 12% and 9%, respectively, of total product sales, and during 1996 two customers accounted for approximately 15% and 12%, respectively, of total product sales. At June 30, 1997, two customers accounted for approximately 21% and 9%, respectively, of accounts receivable. The Company performs ongoing credit evaluations of its customers. The Company does not obtain collateral with which to secure its accounts receivable. The Company provides for potential credit losses based upon the Company's historical experience related to credit losses.

                         Luther Medical Products, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CERTAIN CONCENTRATIONS (CONTINUED)

During 1997, two of the Company's vendors accounted for approximately 26% and 9%, respectively, of material and supply purchases, and during 1996, two vendors accounted for approximately 25% and 14% of the Company's material and supply purchases. At June 30, 1997, two vendors accounted for approximately 36% and 11%, respectively, of accounts payable. The Company believes that it could purchase such materials and supplies from other vendors without a material adverse effect to the Company.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis on the accompanying balance sheet. The Company's financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts of the Company's financial instruments generally approximate their fair values at June 30, 1997.

CASH AND CASH EQUIVALENTS

For financial statement purposes, cash and cash equivalents are defined as highly liquid holdings which have remaining maturities of three months or less when purchased. The Company has $650,565 in U.S. Treasury bills which are considered to be cash equivalents at June 30, 1997.

INVESTMENTS

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities, which requires that investments be classified as "held-to-maturity", "available-for-sale" or "trading securities". The Company has no investments which qualify for such treatment under SFAS 115 at June 30, 1997.

                         Luther Medical Products, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

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

INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 1997 and are being amortized using the straight-line method over three and five years for license and manufacturing rights, respectively:

   Licensing rights                                  $ 65,000
   Manufacturing rights                                60,000
                                                     --------
                                                      125,000
   Less accumulated amortization                      (35,270)
                                                     --------
                                                     $ 89,730
                                                     ========

LONG-LIVED ASSETS

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. No impairment losses were recorded in 1997 or 1996.

                         Luther Medical Products, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING

The Company expenses all advertising as incurred. Advertising expense was $28,801 and $31,273 in 1997 and 1996, respectively.

INCOME TAXES

The Company provides for income taxes under the liability method. Accordingly, deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. The provision for income taxes represents the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

PER SHARE AMOUNTS

Per share amounts are computed based on the weighted average number of common and, if applicable, common equivalent shares outstanding during each of the respective years. Common equivalent shares which relate to shares issuable upon the exercise of stock options and warrants, have been excluded from the calculation in 1997 and 1996 as the effect of their inclusion would be antidilutive. Net loss per share is the same on a primary and fully diluted basis for both years presented.

STOCK-BASED COMPENSATION

The Company grants options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and , accordingly, recognizes no compensation expense for the stock option grants. However, the Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation ("SFAS No. 123").

                         Luther Medical Products, Inc.

2. INVENTORIES

Inventories at June 30, 1997 consist of the following:

   Raw materials                           $  877,671
   Work in process                            403,796
   Finished goods                             561,958
                                           ----------
                                           $1,843,425
                                           ==========

3. INCOME TAXES

The provision from income taxes for 1997 and 1996 consists of minimum state taxes.

Differences between the Company's income tax expense and an amount computed by using the federal statutory rate of 34 percent are as follows:

                                                            1997        1996
                                                         ----------------------
 Income tax benefit at statutory rate                    $(247,900)   $(248,500)
 Change in valuation allowance for deferred tax assets     201,400      246,000
 Meals and entertainment                                    46,800        2,800
 State taxes, net of benefit                                   500          500
                                                         ----------------------
                                                         $     800    $     800
                                                         ======================

Significant components of the Company's deferred tax assets at June 30, 1997 are presented below:

Deferred tax assets:
 Allowance for doubtful accounts                           $     5,900
 Reserve for obsolete inventory                                 62,800
 Compensated absences                                           21,200
 Depreciation methods                                           89,000
 Net operating loss carryforwards                            1,498,900
 Research tax credit carryforwards                              92,000
 Alternative minimum tax credit carryforwards                   50,400
                                                           -----------
Total gross deferred tax assets                              1,820,200
Less valuation allowance                                    (1,820,200)
                                                           -----------
Net deferred tax assets                                    $        -
                                                           ===========

                         Luther Medical Products, Inc.

3. INCOME TAXES (CONTINUED)

At June 30, 1997 the Company had net operating loss carryforwards of approximately $4,252,300 and $571,300 available to offset future taxable Federal and state income, respectively. The carryforward amounts expire in varying amounts between 2001 and 2012. The Company also has research and development credits of $92,000 which begin to expire in 2001.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

4. STOCKHOLDERS' EQUITY

STOCK COMPENSATION PLANS

The Company has various stock-based compensation plans, which are described below. The Company applies the provisions of APB No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized upon granting of options under its fixed stock option and warrant plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below. The provisions of SFAS No. 123 have been applied to awards with grant dates in 1997 and 1996 only. Therefore, until the new rules are applied to all outstanding, nonvested awards, the compensation cost reflected in the pro forma amounts presented below is not indicative of future amounts.

                                      1997              1996
                                   ----------        ----------
Net loss:
     As reported                   $(730,026)        $(608,655)
     Pro forma                     $(924,500)        $(658,100)
Net loss per share:
     As reported                   $    (.23)        $    (.20)
     Pro forma                     $    (.29)        $    (.21)

                         Luther Medical Products, Inc.

4. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLANS

The Company has various fixed stock option plans that provide for the granting of incentive or non-statutory options to its key employees, non-employee members of the Board of Directors, consultants and independent contractors. In the case of incentive stock options, the exercise price may not be less than the fair market value of the Company's stock on the date of the grant, and may not be less than 110% of the fair market value of the Company's stock on the date of the grant for any individual possessing 10% or more of the voting power of all classes of stock of the Company. The options are generally exercisable immediately upon grant and expire not later than 10 years from the date of grant. Approximately 850,000 shares of common stock are reserved for future issuance upon exercise of fixed options.

For purposes of pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997 and 1996: risk-free interest rate of 6.5%; dividend yield of 0%; volatility of 47%; and a weighted average expected life of the option of 4 years.

A Summary of the status of the Company's fixed stock option plans as of December 31, 1997 and 1996, and the activity during the years ending on those dates is presented below:

                                                      1997                                           1996
                                     ------------------------------------------     ------------------------------------------
                                                            Weighted-average                               Weighted-average
                                        Number of            exercise price             Number of           exercise price
                                         shares                per share                 shares                per share
                                     ------------------------------------------     ------------------------------------------
 Outstanding - beginning of year        162,057                  $3.07                  200,949                  $2.96
 Granted                                 58,300                  $4.56                      714                  $2.69
 Exercised                               (5,400)                 $3.32                  (38,606)                 $2.50
 Expired                                 (7,429)                 $4.15                   (1,000)                 $2.82
                                     -----------------                              -----------------
 Outstanding - end of year              207,528                  $3.44                  162,057                  $3.07
                                     =================                              =================
 Exercisable at end of year              98,462                  $3.30                   62,515                  $3.31
                                     =================                              =================
 Weighted-average fair value of
  options granted during the year                                $2.02                                           $1.19


                         Luther Medical Products, Inc.

4. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLANS (CONTINUED)

Options outstanding at June 30, 1996 have exercise prices ranging from $2.56 to $4.56 and a weighted average remaining contractual life of 2.5 years.

STOCK WARRANT PLANS

The Company has an officers and directors warrant compensation plan (the Plan) under which warrants are granted at exercise prices established by the Board of Directors. Warrants have historically been granted for a period of five years with immediate vesting. Such terms, however, are at the discretion of the Company's Board of Directors and may vary.

On December 8, 1995, the Company's board of directors established a five-year warrant program (the Program), pursuant to which each of the Company's outside directors was granted warrants to purchase 30,000 shares of the Company's common stock at fair market value as of the date of grant. The warrants vest, ratably over a five year period commencing one year following the date of grant and ending upon cessation of the grantee's services as a director of the Company. In the event of a sale of the Company while the grantee is a director, the warrants immediately vest and become exercisable.

The following table summarizes warrant transactions under the Plan and the Program for each of the years in the two-year period ended June 30, 1997:

                                                      1997                                           1996
                                      -----------------------------------------     ------------------------------------------
                                                            Weighted-average                               Weighted-average
                                         Number of           warrant price             Number of             warrant price
                                           shares              per share                shares                 per share
                                      -----------------------------------------     ------------------------------------------
 Outstanding - beginning of year           965,457                $3.63                  813,615                 $3.41
 Granted                                                                                 300,700                 $4.20
 Exercised                                 (84,286)               $3.74                 (148,858)                $3.20
 Expired                                  (122,500)               $5.13                       -
                                      ------------                                     ---------
 Outstanding - end of year                 758,671                $3.38                  965,457                 $3.63
                                      ============                                     =========
 Exercisable at end of year                558,672                $3.12                  695,458                 $3.48
                                      ============                                     =========
 Weighted-average fair value of
  warrants granted during the year                                                                               $1.93

                         Luther Medical Products, Inc.

4. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK WARRANT PLANS (CONTINUED)

Warrants outstanding at June 30, 1996 have exercise prices ranging from $2.25 to $4.81 and a weighted average remaining contractual life of 3.4 years.

In connection with a private placement offering in 1992, warrants were granted to a group of investors to purchase 100,000 shares of the company's common stock at $12.50 per share. No value was ascribed to such warrants. During 1995, the Company canceled the warrants and issued new warrants to purchase 50,000 shares of common stock at $5.00 per share. The warrants expire in 1997. No value was ascribed to such warrants.

5. PROFIT SHARING PLAN

The Company has a 401(k) profit sharing plan covering all employees who have completed one year of service, consisting of at least 1,000 hours of service, and have attained the age of 21 years, unless otherwise excluded. The plan permits eligible employees to contribute to the plan up to 20% of their pre-tax earnings, up to the annual maximum. The Company may make qualified non-elective contributions to employees not classified as highly compensated. Additionally, the Company may make profit sharing contributions to qualifying participants on a pro-rata basis. Qualified participants become fully vested in the profit sharing contribution over a period of six years of service. The Company did not make contributions to the plan in 1997 and 1996.

6. COMMITMENTS AND CONTINGENCIES

LICENSE AGREEMENT

During 1987, the Company entered into an agreement whereby it acquired an exclusive worldwide license to make, use and sell products covered by certain patents owned by the licensor. Under the agreement, the Company was obligated to pay the licensor minimum annual royalties of $60,000 for a period of 25 years, earned royalties each year of 2% to 3.5% of net sales of products incorporating the patented rights, and a royalty of 40% of all income the Company receives from sublicensees, if any. For the year ended June 30, 1996, net royalties of $45,000 were charged to operations. During April 1996, the agreement was amended resulting in the Company paying a one-time fee of $65,000 to purchase the rights to use the products covered by the above mentioned patents on a

                         Luther Medical Products, Inc.

6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

LICENSE AGREEMENT (CONTINUED)

more limited scale than that which was previously in effect. These licensing rights are included in intangible assets in the accompanying consolidated balance sheet at June 30, 1997. No further minimum royalty payments are required though the remaining term of the agreement.

EMPLOYMENT AGREEMENT

During 1996, the Company entered into an employment agreement with an officer of the Company. In addition to base salary, bonus plan participation and termination benefits, the agreement provides for the unlimited payment of royalties by the Company to the officer subsequent to December 1998. Such royalties are calculated at 1 to 2 percent of the "net sales price" of products for which the Company had received a 510(k) notification from the United States Food and Drug Administration subsequent to November 19, 1993.

CONSULTING AGREEMENT

During March 1995, the Company entered into a consulting agreement with an unrelated third party, under which the consultant has been engaged to promote and develop a national accounts program for the Company's products for sale to certain hospital groups, organizations and health care delivery systems. The agreement required the Company to pay the consultant $396,000 over a two-year period.

DISTRIBUTION AGREEMENTS

During September 1995, the Company entered into a distributorship agreement (the Distributorship Agreement) with an unrelated company (Distributor), thereby appointing the Distributor as the Company's exclusive world-wide distributor in the field of interventional radiology and to supply the Distributor with peripherally inserted central catheters (PICC Products). The transfer price to the Distributor for PICC Products has been fixed for the first two years of the Distributorship Agreement and may be revised thereafter by either party in accordance with the terms of said agreement. The distributorship may become non-exclusive in certain circumstances. The Distributorship Agreement is effective through September 2000, at which time it may be renewed for an additional three years unless sooner terminated. The Distributor Agreement also grants

                         Luther Medical Products, Inc.

6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

DISTRIBUTION AGREEMENTS (CONTINUED)

the Distributor a three-year option to purchase certain property, plant and equipment used in the development, manufacture and preparation of the PICC Products and a paid-up irrevocable license to all related patent rights and know-how related to the PICC Products at a purchase price equal to a percentage of one year's sales of the PICC Products (as defined in the Distributorship Agreement). The Distributor can exercise its purchase option in 1998 or upon certain events.

During August 1994, the Company entered into an exclusive five-year distribution agreement for the sale of intra-vascular catheters in certain western U.S. states. The agreement provides certain termination privileges for the Company and for the distributor. The Company's sales to this distributor represented 9% of total product sales for each of 1997 and 1996.

MANUFACTURING AGREEMENT

During March 1996, the Company entered into a product development and supply agreement (the Agreement) with an unrelated company (Seller), to manufacture and sell tracheostomy and cricothyroidotomy products. The Agreement provided for the assignment to the Company of certain patents issued to the former owners of the Seller.

The Agreement requires the payment of certain royalties based on amounts derived from the application of the then-relevant royalty percentage to the "gross sales price" for all products utilizing the patented technology. The royalty percentages are as follows:

PERIOD                                                                   PERCENTAGE
-------------------------------------------------------------------------------------
   March 1996 through February 1997                                         15%
   March 1997 through expiration of patents (ranging from December
    1999 through December 2007)                                             10%

Under the Agreement, royalty payments of 3% of the "gross sales price" shall continue if a certain former owner of the Seller survives the expiration of the patents and shall cease upon the death of the former owner. Royalty expense relating to this agreement amounted to $3,293 in 1997.

                         Luther Medical Products, Inc.

6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

MANUFACTURING AGREEMENT (CONTINUED)

The purchase price for the assignment of the patents was $60,000, which is included in intangible assets at June 30, 1997.

OPERATING LEASE

The Company leases its corporate and manufacturing facility under a non-cancelable operating lease which expires in 1998. The agreement reflects periodic rental payment increases, provides that the Company pay operating costs such as taxes, insurance and maintenance, and certain renewal options among other items. Rent expense is being recognized on a straight-line basis over the lease term. The excess of rent expense recognized over the payment made is included in other accrued liabilities in the accompanying consolidated balance sheet. Future minimum lease payments under the lease amount to $130,000 for 1998.

Rent expense was $144,408 in each of 1997 and 1996.

7. ROYALTY, LICENSE AND DEBT FORGIVENESS AGREEMENT

During March 1992, the Company entered into agreements with Sims Deltec, Inc., formerly Pharmacia Deltec, Inc., (PDI) related to certain of the Company's catheter products, minimum purchase obligations and credit facilities. Effective March 9, 1994, the Company and PDI entered into a release and termination agreement, which, among other things, provided for the termination of all prior agreements between the parties, execution of a promissory note payable to PDI in the principal amount of $625,000, and the granting by the Company to PDI of certain nonexclusive licenses for the distribution and sale of certain of the Company's products, and the use of certain of the Company's patents. The product license terms were one year for non-neonate products and five years for neonate products.

On November 3, 1995, PDI agreed to accept a payment from the Company in the amount of $400,000 in full satisfaction of the promissory note balance of $481,250 and accrued interest of $41,708. The resulting gain from the forgiveness of debt of $122,958 was reflected as an extraordinary item in the accompanying consolidated statement of operations for the year ended June 30, 1996.

                        Luther Medical Products, Inc.

7. ROYALTY, LICENSE AND DEBT FORGIVENESS AGREEMENT (CONTINUED)

Royalties ranging from 3 and 7 percent were to be paid by PDI to the Company based on net sales of licensed products. The Company did not earn any royalties under this agreement in 1997 and 1996.

8. FOURTH QUARTER ADJUSTMENT

In the fourth quarter of 1997, based on management's review of inventory quantities, the Company recorded an adjustment in the amount of $154,000 to increase its reserves for excess and obsolete inventory.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 8, 1997             LUTHER MEDICAL PRODUCTS, INC.



                                    By:  /s/ DAVID ROLLO
                                         ---------------
                                         David Rollo
                                         President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature                   Title                      Date
          ---------                   -----                      ----


/s/ DAVID ROLLO               Chairman of the Board            October 8, 1997
---------------------         President, Chief Executive
David Rollo                   Officer, Principal Financial
                              Officer, Principal Accounting
                              Officer, and a Director


/s/ MARK ISAACS               Director                         October 8, 1997
---------------------
Mark S. Isaacs



/s/ JACK PAYNE                Director                         October 8, 1997
---------------------
Jack Payne


/s/ D. ROSS HAMILTON          Director                         October 8, 1997
---------------------
D. Ross Hamilton


/s/ BARRY W. HALL             Director                         October 8, 1997
---------------------
Barry W. Hall


/s/ WILLIAM R. DAHLMAN        Director                         October 8, 1997
----------------------
William R. Dahlman

                               INDEX TO EXHIBITS

                                                                                     PAGE
10.40           Employment Agreement, dated December 2, 1996, between the
                Registrant and George Brdlik.

10.40a Amendment No. 1, dated July 16, 1997, to Employment Agreement, dated December 2, 1996, between the Registrant and George Brdlik.

10.41           Distribution Agreement, dated August 11, 1997, between the
                Registrant and ALARIS Medical Systems, Inc.

23.1            Consent of Thelen, Marrin, Johnson & Bridges.

23.2            Consent of Arter & Hadden.

23.3            Consent of Robert L. Pike, Esq.

23.4            Consent of Ernst & Young LLP.

23.5            Consent of Corbin & Wertz.

27.1            Financial Data Schedule.