Form 10QSB
period 1997-09-30
LUTHER MEDICAL PRODUCTS INC
filed 1997-11-05
CIK 319204

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the quarterly period ended September 30, 1997

                                       or

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

  Common Stock No Stated Par Value--3,262,786 shares as of September 30, 1997

                                     INDEX

                         LUTHER MEDICAL PRODUCTS, INC.




   PART I - FINANCIAL INFORMATION


Condensed Balance Sheet - September 30, 1997                                           3

Condensed Statements of Operations - Three months ended September 30,
1997 and 1996                                                                          4

Condensed Statements of Cash Flows
Three months ended September 30, 1997 and 1996                                         5

Notes to Condensed Consolidated Financial Statements                                   6

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                    7

PART II - OTHER INFORMATION                                                            8

Signature Page                                                                         8


                         LUTHER MEDICAL PRODUCTS, INC.
                            CONDENSED BALANCE SHEET


                                                  SEPT. 30, 1997
ASSETS

CURRENT ASSETS
       Cash and cash equivalents                     $   596,771
       Accounts receivable - net                         829,056
       Inventories - Note C                            1,990,775
       Other current assets                               95,316
                                                     -----------
       TOTAL CURRENT ASSETS                            3,511,918
                                                     -----------

PROPERTY AND EQUIPMENT                                 1,283,995
       Less accumulated depreciation                    (952,068)
                                                     -----------
PROPERTY AND EQUIPMENT - NET                             331,927

INTANGIBLE ASSETS - NET                                   81,315

OTHER ASSETS                                              10,199
                                                     -----------
                                                     $ 3,935,359
                                                     ===========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

       Accounts payable                              $   276,467
       Accrued payroll and related expenses               87,521
       Other accrued liabilities                          57,806
                                                     -----------
       TOTAL CURRENT LIABILITIES                         421,794
                                                     -----------

STOCKHOLDERS' EQUITY
   Preferred stock - no stated par value;
     10,000,000 shares authorized; none issued
   Common stock - no stated par value;
     25,000,000 shares authorized; issued and
     outstanding 3,262,786                            10,537,479
   Note receivable from shareholders                    (235,409)
   Accumulated deficit                                (6,788,505)
                                                     -----------
   NET STOCKHOLDERS' EQUITY                            3,513,565
                                                     -----------
                                                     $ 3,935,359
                                                     ===========



See notes to condensed financial statements.

                         LUTHER MEDICAL PRODUCTS, INC.
                       CONDENSED STATEMENT OF OPERATIONS

                      FOR THE QUARTER ENDED SEPTEMBER 30,



                                                          Three Months             Three Months
                                                           ended 1997               ended 1996
                                                          ------------             ------------
REVENUES                                                    $1,471,843               $1,132,108

COSTS AND EXPENSES:

     Cost of sales                                             804,294                  664,424

     Selling                                                   272,774                  325,771

     General and administrative                                185,117                  188,580

     Research and development                                  132,204                  123,665

     Depreciation and amortization                              52,779                   60,106
                                                            ----------               ----------

TOTAL COSTS AND EXPENSES                                     1,447,168                1,362,546

NET INCOME (LOSS)                                               24,675                 (230,438)
                                                            ==========               ==========

Weighted average number of
    shares outstanding                                       3,196,000                3,179,000

Net income (loss) per share                                       $.01                    $(.07)



See notes to condensed financial statements.

                         LUTHER MEDICAL PRODUCTS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30

                                                                     1997                       1996
                                                                  ---------                 ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $  24,674                 $ (230,438)
Adjustments to reconcile net loss to net cash
  used by operating activities :
    Depreciation and amortization                                    52,779                     60,106
    Changes in operating assets and liabilities:
       Accounts and other receivables                                (3,692)                   116,601
       Inventories                                                 (147,350)                  (162,269)
       Prepaid expenses and other assets                            (35,738)                      (584)
       Accounts payable                                             (15,093)                   (13,434)
       Accrued payroll and related expenses                         (28,017)                    (6,921)
       Other accrued liabilities                                    (25,478)                    18,187
                                                                  ---------                 ----------
       Net cash used in operating activities                       (177,915)                  (218,752)
                                                                  ---------                 ----------
INVESTING ACTIVITIES:
Purchases of property and equipment                                 (37,288)                   (37,007)
                                                                  ---------                 ----------
Net cash used in investing activities                               (37,288)                   (37,007)
                                                                  ---------                 ----------

FINANCING ACTIVITIES:
Proceeds from sales of common stock                                     -0-                     32,272
Net cash  provided by financing activities                              -0-                     32,272
                                                                  ---------                 ----------
Net decrease in cash                                               (215,203)                  (223,487)
Cash, beginning of year                                             811,974                  1,598,141
                                                                  ---------                 ----------
Cash, at end of three months                                      $ 596,771                 $1,374,654
                                                                  =========                 ==========


See notes to condensed financial statements

                         LUTHER MEDICAL PRODUCTS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997




NOTE A - BASIS OF PREPARATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB.

NOTE B - EARNINGS (LOSS) PER SHARE

Loss per share is calculated using the weighted average number of common shares and common share equivalents outstanding. Common stock equivalents are not included because their effect would be immaterial.


NOTE C - INVENTORIES

The components of inventory consist of the following:

                                                    Sept. 30, 1997
                                                    --------------
Raw material                                          $  804,760
Work in process                                          531,938
Finished goods                                           654,077
                                                      ----------
                                                      $1,990,775
                                                      ==========

NOTE D - INCOME TAX

No provision for income taxes has been recorded for the quarter ended September 30, 1997 because the Company expects to use available operating loss carryforwards to offset taxable income for the year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

Total consolidated revenues for the first quarter of fiscal year 1998 increased 30% to $1,472,000 from $1,132,000 for the prior year's quarter. Domestic product sales contributed $1,078,000, a 39% increase from $774,000 for the same period last year, of which Long Term Peripheral Catheter sales, a new product line introduced in the second quarter of fiscal year 1997, were $113,000. Sales of the tracheostomy products increased to $89,000 from $3,000 in the previous year's quarter. Product sales to international distributors increased 19% to $222,000 compared to $187,000 during last year's quarter. OEM sales were $157,000 for the quarter ended September 30, 1997, compared to $147,000 for the prior year's quarter. Other income decreased by $9,000.

Cost of revenues as a percentage of net sales for three months ended September 30, 1997, decreased to 54.6% from 58.7% for the prior year's quarter, mainly as a result of lower manufacturing costs per unit due to higher production volume.

Selling expenses decreased by $53,000 for the quarter, as a result of terminating two contracts for marketing services, one in November 1996 and one in January 1997. General and administrative expenses decreased by $3,000 for the quarter. Research and development expenses increased by $8,500 for the quarter as a result of higher patent expenses. Depreciation and amortization expense decreased by $7,000 for the quarter due to reduced depreciation expenses.


Liquidity and Capital Resources

At September 30, 1997, the Company had working capital of $3.1 million and its principal sources of liquidity consisted of $597,000 in cash. Net cash used by operating activities for the three months ended March 31, 1997, was $178,000, mainly as the result of increased inventories. With respect to investing activities, the Company made purchases of property and equipment totaling $37,000.

The Company has no long-term commitments other than an annual lease obligation of $130,000 for its facilities through 1998.

                          PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None


(b) Reports on Form 8-K

Form 8-K, dated July 2, 1997, reporting change of the Company's principal accountants, effective June 30, 1997.







                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



LUTHER MEDICAL PRODUCTS, INC.

By: /s/ David Rollo                            Date:  November 4, 1997
    ---------------                            -----------------------
David Rollo
Chief Financial Officer