Form 10QSB
period 1997-12-31
LUTHER MEDICAL PRODUCTS INC
filed 1998-02-12
CIK 319204

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934

For the quarterly period ended December 31, 1997

                                      or

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

   Common Stock No Stated Par Value--3,237,629 shares as of January 31, 1998

                                     INDEX

                         LUTHER MEDICAL PRODUCTS, INC.


PART I - FINANCIAL INFORMATION

Condensed Balance Sheet - December 31, 1997                                 3

Condensed Statements of Operations - Three months ended December 31, 1997
 and 1996, and six months ended December 31, 1997 and 1996                  4

Condensed Statements of Cash Flows
 Six months ended December 31, 1997 and 1996                                5

Notes to Condensed Consolidated Financial Statements                        6

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                        7, 8

PART II - OTHER INFORMATION                                                 9

Signature Page                                                              9

                         LUTHER MEDICAL PRODUCTS, INC.
                            CONDENSED BALANCE SHEET

ASSETS                                                             DEC. 31, 1997

CURRENT ASSETS
       Cash and cash equivalents                                    $   503,436
       Accounts receivable - net                                        779,197
       Inventories - Note C                                           2,041,343
       Other current assets                                              52,525
                                                                    -----------
       TOTAL CURRENT ASSETS                                           3,376,501
                                                                    -----------

PROPERTY AND EQUIPMENT                                                1,322,279
       Less accumulated depreciation                                   (996,432)
                                                                    -----------
PROPERTY AND EQUIPMENT - NET                                            325,847

INTANGIBLE ASSETS - NET                                                  72,900

OTHER ASSETS                                                             10,199
                                                                    -----------
                                                                    $ 3,785,447
                                                                    ===========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

       Accounts payable                                             $   247,540
       Accrued payroll and related expenses                             221,932
       Other accrued liabilities                                        110,277
                                                                    -----------
       TOTAL CURRENT LIABILITIES                                        579,749
                                                                    -----------

STOCKHOLDERS' EQUITY
   Preferred stock - no stated par value;
     10,000,000 shares authorized; none issued
   Common stock - no stated par value;
     25,000,000 shares authorized; issued and
     outstanding 3,220,986                                           10,377,969
   Note receivable from stockholders                                    (19,001)
   Accumulated deficit                                               (7,153,270)
                                                                    -----------
   NET STOCKHOLDERS' EQUITY                                           3,205,698
                                                                    -----------
                                                                    $ 3,785,447
                                                                    ===========

See notes to condensed financial statements.

                         LUTHER MEDICAL PRODUCTS, INC.
                       CONDENSED STATEMENT OF OPERATIONS

                                Three Months Ended         Six Months Ended
                                    December 31               December 31
                              -----------------------   -----------------------

                                 1997         1996         1997         1996
                              ----------   ----------   ----------   ----------

Revenues                      $1,393,365   $1,247,417   $2,865,208   $2,379,525

Costs and Expenses:

   Cost of sales                 836,224      724,154    1,640,518    1,388,578
   Selling expense               285,717      287,974      558,491      613,745
   General and administrative    510,755      448,508      695,872      637,088
   Research and development       72,655      124,867      204,859      248,532
   Depreciation and
    amortization                  52,779       62,106      105,558      122,212
                              ----------   ----------   ----------   ----------

Total costs and expenses       1,758,130    1,647,609    3,205,298    3,010,155

Net loss                      $ (364,765)  $ (400,192)  $ (340,090)  $ (630,630)
                              ==========   ==========   ==========   ==========

Weighted average number of
 shares outstanding ('000)         3,222        3,189        3,242        3,184

Loss per share                $     (.11)  $     (.13)  $     (.10)  $     (.20)

See notes to condensed financial statements.

                         LUTHER MEDICAL PRODUCTS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED DECEMBER 31

                                                         1997           1996
                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                     $(340,090)     $ (630,630)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                       105,558         122,212
    Changes in operating assets and liabilities:
       Accounts and other receivables                    46,167         (16,614)
       Inventories                                     (197,918)        (17,367)
       Prepaid expenses and other assets                  7,052          11,033
       Accounts payable                                 (44,020)        (77,299)
       Accrued payroll and related expenses             106,394          (9,937)
       Other accrued liabilities                         26,993          81,971
                                                      ---------      ----------
       Net cash used in operating activities           (289,864)       (536,631)
                                                      ---------      ----------

INVESTING ACTIVITIES:
Purchases of property and equipment                     (75,572)        (57,669)
                                                      ---------      ----------
Net cash used in investing activities                   (75,572)        (57,669)
                                                      ---------      ----------

FINANCING ACTIVITIES:
Proceeds from sales of common stock                      27,990          35,247
Proceeds from collection of notes receivable from
  stockholder                                            28,908             -0-
                                                      ---------      ----------
Net cash provided by financing activities                56,898          35,247
                                                      ---------      ----------
Net decrease in cash                                   (308,538)       (559,053)
Cash, beginning of year                                 811,974       1,598,140
                                                      ---------      ----------
Cash, at end of six months                            $ 503,436      $1,039,087
                                                      =========      ==========

See notes to condensed financial statements

                         LUTHER MEDICAL PRODUCTS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997


NOTE A - BASIS OF PREPARATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB.

NOTE B - LOSS PER SHARE

Loss per share is calculated using the weighted average number of common shares and common share equivalents outstanding. Common stock equivalents are not included because their effect would be anti-dilutive.

NOTE C - INVENTORIES

The components of inventory consist of the following:

                                                          Dec. 31, 1997
                                                          -------------
      Raw material                                          $  706,329
      Work in process                                          541,501
      Finished goods                                           793,513
                                                            ----------
                                                            $2,041,343
                                                            ==========

NOTE D - STOCKHOLDER'S EQUITY

During the quarter ended December 31, 1997, a certificate for 50,000 shares of common stock was returned to the Company for cancellation reducing the number of shares authorized, issued and outstanding. The aforementioned canceled shares and a payment of $28,908 reduced the note receivable from stockholders to $19,001 from $235,409 as of September 30, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

Total consolidated revenues for the second quarter of fiscal year 1998 increased 12% to $1,393,000 from $1,247,000 for the prior year's quarter. Domestic product sales contributed $1,052,000, a 9% increase from $966,000 for the same period last year, of which Long Term Peripheral Catheter sales, a new product line introduced in the second quarter of fiscal year 1997, were $102,000. Sales of the tracheostomy products increased to $74,000 from $6,000 in the previous year's quarter. Product sales to international distributors were $149,000 compared to $161,000 during last year's quarter. Sales to Japan decreased by $24,000, while sales to other international distributors increased by $12,000. OEM sales were $179,000 for the quarter ended December 31, 1997, compared to $100,000 for the prior year's quarter. The increase is due to resuming shipment of products to a major OEM customer, as a result of completing their product modification. Other income decreased by $7,000. For the first six months of fiscal year 1998, total consolidated revenues increased over last year's period by 20% to $2,865,000.

Cost of revenues as a percentage of net sales for three months ended December 31, 1997, increased to 60% from 58% for the prior year's quarter, due to slightly higher manufacturing costs. For the first six months of fiscal year 1998, cost of revenues as a percentage of net sales decreased to 57% from 58%.

Selling expenses decreased by $2,000 for the quarter and by $55,000 for the six months ended December 31, 1997, as a result of terminating a marketing service contract in November 1996. General and administrative expenses increased by $62,000 for the quarter and by $59,000 for the six- month period, partially as a result of incurring severance pay related to the founder of the Company and two other employees. The total severance pay amounted to $182,000 during the quarter, of which $151,000 was accrued. The majority of the severance pay was due in accordance with an employment agreement with the founder of the Company, who until recently was employed as the vice president of research and development. In the quarter ended December 31, 1997, professional service fees relating to certain activities designed to increase shareholder value were $141,000, compared to consulting fees of $245,000, relative to the quality assurance and regulatory affairs aspects of the Company, in the same quarter last year. For the six-month period ending December 31, 1997, severance pay was $197,000 and professional service fees amounted to $173,000. Such expenses are not expected to be repeated.

Research and development expenses decreased by $52,000 for the quarter and by $44,000 for the six-month period ending December 31, 1997, as the result of reduced compensation and project expenses. Depreciation and amortization expense decreased by $9,000 for the quarter and $17,000 for the six- month period, due to reduced depreciation expenses.

Impact of Year 2000

Some of the Company's older accounting programs were written using two digits rather than four digits to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $25,000, which will be capitalized upon acquisition of the appropriate hardware and software.

Liquidity and Capital Resources

At December 31, 1997, the Company had working capital of $2.8 million and its principal source of liquidity consisted of $503,000 in cash. Net cash used by operating activities for the six months ended December 31, 1997, was $290,000, mainly as the result of the net loss of $340,000. This loss was largely due to the non-recurring severance pay and professional service fees, which combined amounted to $370,000 and were incurred during the six month-period ending December 31, 1997. With respect to investing activities, the Company made purchases of property and equipment totaling $76,000. Financing activities provided $57,000, resulting from sales of common stock for the exercise of stock options and warrants. The Company has no long-term commitments other than an annual lease obligation of $161,200 for its facilities through 1998.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

27  Financial Data Schedule


(b) Reports on Form 8-K

There were no reports filed on Form 8-K, for the three months ended December 31, 1997.


                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LUTHER MEDICAL PRODUCTS, INC.

By: /s/ David Rollo                             Date:  February 12, 1998
-------------------                             ------------------------
David Rollo
Chief Financial Officer