Form 10QSB
period 1998-03-31
LUTHER MEDICAL PRODUCTS INC
filed 1998-05-11
CIK 319204

                                  FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the quarterly period ended MARCH 31, 1998

                                       or

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

    Common Stock No Stated Par Value--3,237,629 shares as of April 30, 1998

                                     INDEX

                         LUTHER MEDICAL PRODUCTS, INC.





PART I - FINANCIAL INFORMATION


Condensed Balance Sheet - March 31, 1998                                                           3

Condensed Statements of Operations - Three months ended March 31, 1998 and 1997, and
nine months ended March 31, 1998 and 1997                                                          4

Condensed Statements of Cash Flows
Nine months ended March 31, 1998 and 1997                                                          5

Notes to Condensed Consolidated Financial Statements                                               6

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                                7, 8

PART II - OTHER INFORMATION                                                                        9

Signature Page                                                                                     9

                         LUTHER MEDICAL PRODUCTS, INC.
                            CONDENSED BALANCE SHEET



ASSETS                                                             MARCH. 31,1998
CURRENT ASSETS
       Cash and cash equivalents                                      $   517,452
       Accounts receivable - net                                          677,573
       Inventories - Note C                                             2,111,313
       Other current assets                                                53,921
                                                                      -----------
       TOTAL CURRENT ASSETS                                             3,360,259
                                                                      -----------

PROPERTY AND EQUIPMENT                                                  1,343,790
       Less accumulated depreciation                                   (1,038,123)
                                                                      -----------
PROPERTY AND EQUIPMENT - NET                                              305,667

INTANGIBLE ASSETS - NET                                                    64,485

OTHER ASSETS                                                               10,199
                                                                      -----------
                                                                      $ 3,740,610
                                                                      ===========


LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

       Accounts payable                                               $   300,380
       Accrued payroll and related expenses                               215,084
       Other accrued liabilities                                           42,279
                                                                      -----------
       TOTAL CURRENT LIABILITIES                                          557,743
                                                                      -----------

STOCKHOLDERS' EQUITY
   Preferred stock - no stated par value;
     10,000,000 shares authorized; none issued
   Common stock - no stated par value;
     25,000,000 shares authorized; issued and
     outstanding 3,237,629                                             10,432,199
   Note receivable from stockholders                                      (54,230)
   Accumulated deficit                                                 (7,195,102)
                                                                      -----------
   NET STOCKHOLDERS' EQUITY                                             3,182,867
                                                                      -----------
                                                                      $ 3,740,610
                                                                      ===========

See notes to condensed financial statements.

                         LUTHER MEDICAL PRODUCTS, INC.
                       CONDENSED STATEMENT OF OPERATIONS





                                   Three Months Ended March 31                 Nine Months Ended March 31
                                   ----------------------------                ---------------------------
                                      1998              1997                       1998            1997
                                   ----------        ----------                ----------       ----------
Revenues                           $1,321,469        $1,534,646                $4,186,677       $3,914,171

Costs and Expenses:

   Cost of sales                      793,483           851,736                 2,434,001        2,240,314
   Selling expense                    273,003           254,504                   831,494          868,249
   General and administrative         182,946           210,235                   878,818          847,323
   Research and development            63,764           129,938                   268,623          378,470
   Depreciation and amortization       50,106            55,773                   155,664          177,985
                                   ----------        ----------                ----------       ----------

Total costs and expenses            1,363,302         1,502,186                 4,568,600        4,512,341

Net income (loss)                  $  (41,833)       $   32,460                $ (381,923)      $ (598,170)
                                   ==========        ==========                ==========       ==========

Weighted average number of
shares outstanding ('000)               3,235             3,397                     3,240            3,277

Net income (loss) per share        $     (.01)       $      .01                $     (.12)     $      (.18)


See notes to condensed financial statements.

                         LUTHER MEDICAL PRODUCTS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED MARCH 31

                                                                      1998                  1997
                                                                 -------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                   $(381,923)          $ (598,170)
Adjustments to reconcile net loss to net cash
  used by operating activities :
    Depreciation and amortization                                     155,664              177,985
    Changes in operating assets and liabilities:
       Accounts and other receivables                                 147,791              (34,816)
       Inventories                                                   (267,888)            (182,068)
       Prepaid expenses and other assets                                5,656               22,725
       Accounts payable                                                 8,820              140,753
       Accrued payroll and related expenses                            99,546               21,780
       Other accrued liabilities                                      (41,005)             (29,941)
                                                                    ---------           ----------
       Net cash used in operating activities                         (273,339)            (481,752)
                                                                    ---------           ----------

INVESTING ACTIVITIES:
Purchases of property and equipment                                   (97,083)             (81,246)
                                                                    ---------           ----------
Net cash used in investing activities                                 (97,083)             (81,246)
                                                                    ---------           ----------

FINANCING ACTIVITIES:
Proceeds from sales of common stock                                    27,990               45,976
Proceeds from collection of notes receivable from stockholder          47,910                    0
                                                                    ---------           ----------
Net cash provided by financing activities                              75,900               45,976
                                                                    ---------           ----------
Net decrease in cash                                                 (294,522)            (517,022)
Cash, beginning of year                                               811,974            1,598,141
                                                                    ---------           ----------
Cash, at end of nine months                                         $ 517,452           $1,081,119
                                                                    =========           ==========


See notes to condensed financial statements

                         LUTHER MEDICAL PRODUCTS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1998



NOTE A - BASIS OF PREPARATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ending March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB.

NOTE B - PER SHARE AMOUNTS

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

NOTE C - INVENTORIES

The components of inventory consist of the following:

                                             March. 31, 1998
                                             ---------------
      Raw material                              $  667,352
      Work in process                              566,500
      Finished goods                               877,461
                                                ----------
                                                $2,111,313
                                                ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations
Total consolidated revenues for the third quarter of fiscal year 1998 decreased 14% to $1,321,000 from $1,535,000 for the prior year's quarter. Domestic product sales contributed $1,091,000, a 2% increase from $1,067,000 for the same period last year, of which Long Term Peripheral Catheter sales, a new product line introduced in the second quarter of fiscal year 1997, were $125,000. Sales of the tracheostomy products increased to $122,000 from $38,000 in the previous year's quarter. Product sales to international distributors were $110,000 compared to $385,000 during last year's quarter. Sales to Japan decreased by $252,000 and sales to other international distributors decreased by $23,000.
The Japanese distributor has been experiencing competition from a product manufactured in Japan. The Company has redesigned its product for the Japanese market and it has been submitted by the distributor to the Japanese Ministry of Health (`MOH"). Approval to import the redesigned product is expected by July 1998. The Japanese distributor has not been restocking current inventory in anticipation of the MOH approval of the new product and expects to return to historical purchasing levels later this year. OEM sales were $112,000 for the quarter ended March 31, 1998, compared to $68,000 for the prior year's quarter. The increase is due to resuming shipment of products to a major OEM customer, as a result of completing their product modification. Other income decreased by $5,000. For the first nine months of fiscal year 1998, total consolidated revenues increased over last year's period by 7% to $4,187,000.

Cost of revenues as a percentage of net sales for three months ended March 31, 1998, increased to 60% from 56% for the prior year's quarter, due to slightly higher manufacturing costs. For the first nine months of fiscal year 1998, cost of revenues as a percentage of net sales increased slightly to 58% from 57%.

Selling expenses increased by $19,000 for the quarter and decreased by $37,000 for the nine-month period. The increase for the three months ended March 31, 1998 is due to extensive product training programs to support the Company's distributor network, while the decrease for the nine-month period is mainly attributable to the termination of a marketing service contract in November 1996. General and administrative expenses decreased by $27,000 for the quarter and increased by $31,000 for the nine-month period. The decrease for the three-month period is primarily due to reduced legal expenses. The increase for the nine-month period resulted from severance pay to the founder of the Company and two other employees which was partially offset by a reduction of consulting fees, legal fees and shareholder expenses.

Research and development expenses decreased by $66,000 for the quarter and by $110,000 for the nine-month period ending March 31, 1998, as the result of reduced compensation and project expenses. Depreciation and amortization expense decreased by $6,000 for the quarter and by $22,000 for the nine-month period.

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

Liquidity and Capital Resources

At March 31, 1998, the Company had working capital of $2.8 million and its principal source of liquidity consisted of $517,000 in cash. Net cash used by operating activities for the nine months ended March 31, 1998, was $273,000, mainly as the result of the net loss of $382,000 and an inventory increase of $268,000. The loss was largely due to the non-recurring severance pay and professional service fees, which amounted to an aggregate of $370,000 and were incurred during the six month-period ending December 31, 1997. With respect to investing activities, the Company made purchases of property and equipment totaling $97,000. Financing activities provided $76,000, resulting from sales of common stock for the exercise of stock options and warrants and collection of notes receivables from shareholders . The Company has no long-term commitments other than a lease obligation of $123,200 for its facilities.

                          PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

27   Financial Data Schedule


(b) Reports on Form 8-K

There were no reports filed on Form 8-K, for the three months ended March 31, 1998.



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



LUTHER MEDICAL PRODUCTS, INC.

By: /s/ DAVID ROLLO                                Date:  May 11, 1998
------------------------                           -------------------
David Rollo
Chief Financial Officer