Form 10KSB
period 1998-06-30
LUTHER MEDICAL PRODUCTS INC
filed 1998-09-29
CIK 319204

--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB
(Mark One)

              [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
              For the fiscal year ended June 30, 1998

            [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
              For the transition period from ___________ to ____________

                         Commission file number 0-9570

                         LUTHER MEDICAL PRODUCTS, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

               California                             33-0468235
--------------------------------------------------------------------------------
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)             Identification No.)

             14332 Chambers Road, Tustin, California         92780
             -------------------------------------------------------------------
             (Address of principal executive offices)       (Zip Code)

Issuer's telephone number   (714) 544-3002
                          ------------------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                      Common Stock, No Par Value Per Share
--------------------------------------------------------------------------------
                                (Title of class)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information state ments incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year.$5,730,513
                                                        ----------

   The aggregate market value of registrant's common stock held by non-affiliates of the registrant is $9,080,361 based upon the average bid and asked price of the common stock on September 21, 1998.

   Number of shares of Common Stock outstanding as of September 21, 1998:
3,219,986 shares.

                                     Part I

Item 1.   Description of Business.

     Luther Medical Products, Inc., a California corporation (the "Company"), since its organization in 1980 has been primarily engaged in the design, development, manufacture, sale, and licensing of intra-vascular catheters and split, peel-away needles. The Company's L-Cath/(TM)/ peel-away needle catheter placement system and the OneCath/(R)/ protected needle catheter placement systems are used when soft, flexible catheters must be inserted for short- and long-term intravenous therapy. The L-Cath for Ports is used to insert a soft, flexible catheter into an implanted port as an alternative to a steel Huber needle.

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

     The Company believes that PICCs provide certain non-economic advantages over conventional intravenous catheters, e.g., reliable vascular access throughout the course of therapy and decrease in patient pain and discomfort associated with frequent venipuncture. In addition, the Company believes that certain economic advantages also exist. For example, PICCs may be left in place for two to six weeks or more as compared to traditional over-the-needle catheters that must be changed every 48 hours. One PICC may substitute for up to 20 short-term catheters, saving up to 19 procedures. The Company estimates that the current domestic market for PICCs is approximately $38 million and that the Company is the second or third largest domestic supplier of PICCs.

Peripherally Inserted Midline Catheters ("Midlines")

     Midlines provide venous access with the tip of the catheter located in the upper arm. A Midline is indicated for the following clinical reasons: (i) certain types of peripheral IV solutions, (ii) two to six week short-term IV therapy, or (iii) providing venous access when a PICC is contraindicated. Midlines provide similar economic advantages as PICCs. The Company estimates that the current domestic market for Midlines is approximately $9 million and that the Company is the largest domestic supplier of Midlines.

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

L-Cath/(TM)/ PICC, Midline, and Long-Term Peripheral Catheter Placement Systems.

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

     The L-Cath/(TM)/ catheter placement systems may be used in a variety of biomedical applications. In the medical market, for example, catheters are advanced into a vein, thereby allowing the clinician to administer plasma, blood, chemotherapy, intravenous drugs, or feeding solutions.

     The L-Cath/(TM)/ catheter placement system are currently manufactured and sold in a variety of sizes and configurations for applications ranging from neonatal (infants) to adult to veterinary. The L-Cath catheter system is available in either polyurethane or silicone materials.

OneCath/(R)/ Catheter.

     The OneCath/(TM)/ catheter placement system has been designed as a new generation of PICCs or Midlines. The OneCath catheter placement system incorporates the advantages of many of the Company's earlier developments and certain protection against accidental needle sticks. The OneCath allows for the insertion of central venous catheters or Midlines made from soft biocompatible material using conventional "over-the-needle" techniques with a protected needle that is designed to give protection from needle stick injuries that could result in AIDS and other infectious diseases.

L-Cath Catheter for Port Access.

     The L-Cath/(TM)/ for Ports is a soft catheter utilized in the infusion of fluids into the blood stream through a small implanted chamber (a port) inserted under the skin of a patient's chest. In August of 1994, the FDA granted the Company clearance to market the L-Cath/(TM)/ for Ports, a market currently served only by steel needle manufacturers. Management believes that the L-Cath for Ports offers certain advantages in comparison with traditional steel needles, including increased comfort for the patient and reduced inventory levels for the healthcare provider. The L-Cath/(TM)/ for Ports catheter will bend in response to external forces applied to it, or to its connections, e.g.,
                                                                         ------
a patient rolling over in bed; whereas, a steel needle would not bend, but would cause the patient noticeable pain. Because the distance under the skin at which ports have been implanted will vary depending on the patient and the surgeon's preference, healthcare providers typically maintain many lengths of steel needles in inventory. The L-Cath for Ports can satisfy virtually any length requirement simply by bending the soft catheter outside of the skin.

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

     AIDS and other infectious diseases have been shown to be transmittable from patient to health care worker via contaminated needles. Management believes that (a) health care workers and hospital administrators are highly motivated to reduce the possibility of transmission of such diseases and (b) the insurance industry is also highly motivated to reduce the risks (and associated costs) of such infectious diseases. Furthermore, management believes that nurses' unions and government agencies, e.g., Occupational Safety and Health Administration,
                         -----
may require that needle guards be used when treating potentially infectious patients. The present directive of the Centers for Disease Control and Prevention in Atlanta, Georgia, is that hospital workers treat all patients as potentially infectious; hence, care-givers must take certain necessary precautions. Those precautions do not currently include the mandated use of needle guards and there can be no assurance that any union or government agency will require the use of needle guards. However, the design of the OneCath catheter placement system incorporates technology that provides increased protection against accidental needle sticks to health care workers.

Pertrach Technology.

     The Pertrach tracheostomy device (the "Pertrach Tracheostomy Product") provides a means of rapidly and safely inserting a breathing tube into a patent's trachea (through their crico-thyroid membrane or trachea) in certain clinical situations. It provides an adequate airway through which the patient can receive airflow. The method of inserting the device is by dilating a needle puncture. Because of the small size of the puncture, a patient typically suffers minimal bleeding and the chance of infection is reduced. Deploying the Pertrach Tracheostomy Product has been demonstrated to take 30 seconds or less to perform.

Implantable Vascular Acess Medical Devices

     Effective September 23, 1998, the Company entered into a Distributorship Agreement and a Technology License Agreement with Biocontrol Technology, Inc. ("BICO"), a Pennsylvania manufacturer and marketer of implantable vascular access medical devices and related products known as theraPORT/(R)/. In the first agreement, BICO appointed Luther as a non-exclusive distributor of such products in the United States. The term of the first agreement is one year, renewable in one year increments. In the second agreement, BICO granted an irrevocable, non-exclusive right and license to the Company for it to use all proprietary and intellectual information and property relating to the thereaPORT implantable vascular access system and product lines, and all information useful in the design, development, manufacture, marketing, use and sale of such products. The rights granted to the Company are transferable only in the event of a business combination transaction.

Marketing and Customers
-----------------------

     The Company's current marketing strategy is to distribute its catheter products primarily through a specialty distribution network. The Company may develop and manufacture products, some of which may incorporate the Company's patented technology for distribution on an OEM basis. The Company may also license portions of its technology.

     In March of 1992, the Company entered into an exclusive distribution agreement with Pharmacia Deltec Inc., now known as Sims Deltec Inc. ("Sims") for the Company's PICC and Midline products. In 1994 the Company and Sims agreed to terminate the exclusive nature of the agreement. In March 1994, Sims became a non-exclusive distributor for a broad range of the Company's products and the Company commenced the establishment of a distribution network through specialty distributors. Effective March of 1995, and for the four-year period thereafter, Sims was permitted only to distribute the Company's neonatal products.

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

     Management believes that the current size of the market for implanted port catheters in the United States will be approximately ten percent of the $150 million annual market that is currently served only by Huber steel needle manufacturers. The Company believes that its distribution network is properly positioned to address the implanted port catheter market and to gain market share for the Company. Many of the Company's distributors also sell Huber needles.

Distribution Network.

     In March of 1994, the Company commenced the establishment of a network of specialty distributors to encompass the United States and Canadian markets. In addition, the Com-pany has appointed a number of international distributors. As of the date of this Annual Report, the Company has full coverage of the United States and Canadian marketplace through approximately 17 distributors, resulting in more than 150 sales personnel engaged in sales efforts for the Company's products.

     In August of 1994, the Company entered into a five-year distribution agreement for the states of California, Arizona, Nevada, and New Mexico with Kentec Medical, Inc. ("Kentec"). The Company granted Kentec certain pricing accommodations during a transition period. The agreement provides certain termination criteria for the Company and for Kentec. The Company may terminate the agreement if Kentec fails to purchase sufficient quantities of the Company's products. Kentec may terminate the agreement if, during the term of the agreement and under certain circumstances, the Company (i) commences direct sales into Kentec's territory without its written consent or (ii) is a party to a business combination transaction, the resulting enterprise of which chooses not to assume the agreement. Kentec shall be entitled to a fee if it terminates the agreement upon the occurrence of either such event. For each year or part thereof remaining of the then-unexpired term of the agreement, such fee (to be paid annually) shall be a sum equivalent to 30% of the aggregate transfer price for products sold by the Company to Kentec during the immediately preceding 12 months. In the case of such a termination, Kentec is to receive the initial annual payment of such fee within 30 days.

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

Licensed Technology.

     In October of 1993, the Company signed a "life of the patents" agreement with The Kendall Company ("Kendall") for North and South America, pursuant to which the Company licensed Kendall to use certain of the Company's patent rights and technology relating to the Company's peel-away needles in research and development, manufacturing, marketing, and selling peel-away needles used in connection with epidural and/or spinal anesthesia. Under certain circumstances, Kendall may lose exclusivity to the rights granted in the agreement. As of the date of this Annual Report, Kendall has not obtained 510(k) clearance to market such products.

     In March of 1992, the Company entered into an exclusive distribution agreement with Sims for the Company's PICC and Midline products. Effective March of 1995, and for the four-year period thereafter, Sims was permitted only to distribute the Company's neonatal products.

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

Order Backlog
-------------

     The amount of backlog orders believed by the Company to be firm, as of June 30, 1998, for catheter production was $575,000. The Company expects that all of such backlog will be filled within the current fiscal year. As of June 30, 1997, such backlog orders were approximately $558,000 for catheter production.

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

Government Regulation
---------------------

     The FDA classified the Company's catheter placement systems as Class II medical devices under the Federal Food, Drug and Cosmetic Act (the "FFD&C Act"). This classification requires the Company to obtain clearance from the FDA prior to marketing its catheter products. The Company has had and will continue to have its products clinically tested in hospitals and other institutions to ensure the fitness for, and ease of, use of the catheter placement systems. Under the FFD&C Act and applicable FDA regulations, the FDA may periodically inspect the manufacturing facilities of the Company, and the Company must comply with certain methods, facilities, controls, labeling, recordkeeping, and reporting requirements in manufacturing and marketing its catheter placement systems. During the 1997 fiscal year, the Company expended $317 thousand to modify its internal quality assurance and regulatory affairs system. Of such sum, $49 thousand was included in the Company's cost of revenues, $262 was included in the Company's general and administrative expenditures, and six thousand dollars was included in the Company's research and development expenditures. See Item 6. Management's Discussion and Analysis or Plan of Operation -- Results of Operations.

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

Patents
-------

Patents.

     During the fiscal years ended June 30, 1998, 1997, five patent applications were filed, of which one has been issued, two are in the issuance process, and two are pending as of the date of this Annual Report. In addition, in respect of patent applications filed during prior years that had not been granted as of June 30, 1996, seven were issued during such two-year period, two were in the issuance process, and three remained pending.

     The Company is the assignee of three patents related to the Pertrach Tracheostomy Product. See "Item 1. Description of Business -- Products -- Pertrach Technology."

General Patent Protection.

     To date, no court has ruled on the enforceability of any of the Company's patents. There is no assurance that the Company's patents or any future patents will afford protection broad enough to prevent competitors from manufacturing systems similar to the Company's. In defense of its intellectual property rights, the Company was successful in compelling Gesco International, Inc. ("Gesco") to cease its infringement of one of the Company's split-needle patents. Subsequently, Gesco was acquired by Bard Access Systems. The Company has purchased a policy of patent insurance to supplement its financial resources in the prosecution of infringement of its major patents.

Competition
-----------

     Many larger medical companies, e.g., Abbott Laboratories, Bard Access
                                    -----
Systems, Baxter Healthcare Corp., B. Braun Medical Inc., Becton-Dickinson Vascular Access, Johnson & Johnson Medical, Inc. Vascular Access, and Sims, dominate the general catheter and port access segments of the medical device industry and compete with the Company on the basis of product performance. Management believes that such larger companies neither offer a range of products that better suits the needs of the patients nor utilize better channels of distribution to service the PICC and Midline markets. Although the Company does not have the financial or distribution resources to supplant the market position of such larger companies with respect to the specific catheter products manufactured and marketed by them, management believes that the Company can be successful in manufacturing and supplying PICCs and Midlines to the markets that can utilize such products. Accordingly, the Company has adopted a strategy of marketing its products primarily through its network of specialty distributors, as well as through selective licensing arrangements.

Research and Development
------------------------

     Since the 1987 introduction of stickless technology with PROTECTIV (a catheter product licensed by the Company to Critikon, Inc., a Johnson & Johnson company ("Critikon"), the

Company has concentrated on the development of additional products for its distribution network, which products include other stickless product designs, as well as the OneCath catheter, L-Cath for Ports, high flow-rate catheters, dual lumen products, and closed-end, slit-valve intravenous catheters.

     Current areas on which the Company is concentrating its efforts include needle stick protection for healthcare workers, reduced exposure to blood, increased dwell time (the time that a catheter may remain in a vein before it must be removed), ease of use with a related reduction in training time, and improved patient comfort. There can be no assurance that any commercially feasible products will result from such research and development activities. During the fiscal years ended June 30, 1998, and 1997, the Company expended an aggregate of approximately $368,000 and $521,000, respectively, on catheter research and development efforts.

Employees
---------

     The Company employs 55 individuals. The Company's employees are not covered by any collective bargaining agreement, and management believes its relationship with its employees is good.

Item 2.   Description of Property.

     The Company's executive office and manufacturing facility is located in leased premises at 14332 Chambers Road, Tustin, California. The property comprises approximately 20,000 square feet of light industrial space. The leasehold improvements include approximately 4,350 square feet of a controlled manufacturing environment suitable for medical device manufacturing, as well as air, vacuum, and electrical systems. The Company believes that its facilities, as improved, are suitable and adequate for its business, as currently conducted and for the foreseeable future. The Company believes that the facilities provide it with productive capacity sufficient to enable it to meet its current production goals and requirements, and those for the foreseeable future. Management believes that the facilities, as currently situated, could support a tripled level of production of current catheter products. The Company leases such facility on a month-to-month basis, subject to termination with not less than six months' written notice by either party.

Item 3.   Legal Proceedings.

     The Company is not a party to any legal proceedings and management is not aware of any threatened legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

     There were no matters submitted during the fourth quarter of the year ended June 30, 1998, to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

     The Company's Common Stock is publicly traded is quoted on the Nasdaq Stock Market (SmallCap) under the trading symbol "LUTH". The following table sets forth the high and low quotations for the Common Stock of the Company during the calendar periods indicated, as reported by the Nasdaq Stock Market.

Calendar Year         Quarter       High   Low
-------------      --------------   ----   ----

     1996          Third Quarter    5.87   3.93
                   Fourth Quarter   5.25   3.00

     1997          First Quarter    4.87   3.00
                   Second Quarter   4.12   2.87
                   Third Quarter    3.50   2.31
                   Fourth Quarter   5.25   2.88

     1998          First Quarter    3.88   2.69
                   Second Quarter   3.00   2.38

     The closing price of the Company's Common Stock as of September 21, 1998, was $2.88. At September 21, 1998, the Company had approximately 3,000 record holders of its Common Stock.

     The Company did not declare or pay any dividends during either of its fiscal years ended June 30, 1998, and 1997. Payment of dividends, if any, on the Common Stock, is dependent upon the amounts of future after-tax earnings, if any, of the Company and is subject to the discretion of its Board of Directors. The Board of Directors is not legally obligated to declare dividends, even if the Company is profitable. To date, the Company has not declared or paid any dividends. The Company intends to employ all available funds to finance the growth of its business and, accordingly, does not intend to declare or pay any dividends in the foreseeable future.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

Results of Operations
---------------------

     The Company commenced business operations in 1980 (as the successor to a partnership organized in 1979) to develop, manufacture, and market a proprietary catheter placement system and related products. The Company has financed its development activities and operations since inception through product sales, licensing revenues, and net proceeds from sales of securities (both public and private issuances), funds received under a research and development agreement funded by a limited partnership to develop certain small catheter systems, and the proceeds of a sale by the Company of five of its patents to Johnson & Johnson Medical, Inc. ("JJMI").

     Development continues on new models of catheter systems for various applications. Since its inception, the Company has developed and introduced numerous versions of its catheter placement products and systems, and additional catheter products are in development. There can be no assurance that any additional commercially feasible products will result from such current development activities.

     Historically, the Company focused on research and development, rather than marketing. In November of 1987, a significant private label agreement was entered with Critikon, under which the Company manufactured its PROTECTIV catheter product for distribution by Critikon; in March of 1990, Critikon commenced to manufacture the product and paid the Company a sales-based royalty; and in March of 1995, the Company assigned to JJMI the PROTECTIV patents for $4.4 million, net of expenses. In 1990, the Company commenced the marketing of a PICC product line utilizing its L-Cath catheter placement system. In March of 1992, the Company entered into an exclusive distribution agreement with Sims for the Company's PICC and Midline products that use a peel-away needle, including catheters for adults and certain neonate catheters, which agreements became non-exclusive in March of 1994. Effective March of 1995, Sims was permitted only to distribute the Company's neonatal products for an additional four years. See
Item 1. Description of Business.

     In March of 1994, the Company commenced the establishment of a network of specialty distributors to encompass the United States and Canadian markets. In addition, the Company has appointed a number of international distributors. As of the date of this Annual Report, the Company has approximately 17 distributors, resulting in more than 150 sales personnel engaged in sales efforts for the Company's products. As of the date of this Annual Report, substantially all of the distributors have received training in the use of the products.

Fiscal Year Ended June 30, 1998, Compared To Fiscal Year Ended June 30, 1997.

     Total revenues for 1998 increased five percent to $5.7 million from $5.5 million in 1997. Domestic sales revenues for 1998 increased 15% to $5.04 million from $4.39 million in 1997, primarily as a result of increased OEM sales and the contribution from the "extended dwell peripheral" product line. International sales revenues for 1998 decreased 37% to $640 thousand from $1.0 million, primarily as a result of reduced sales to the Company's Japanese distributor. In August of 1998, the Japanese Ministry of Health approved the modified and improved version of the Company's neonate products for sale in Japan and the Company recommenced shipment of its products to Japan. Interest and royalty income decreased 38% to $47 thousand from $76 thousand in 1997, primarily as a result of a decrease in interest earned on available cash which was invested in U.S. treasury bills. There were no production costs associated with any royalty income.

     Cost of revenues for 1998 increased to $3.5 million from $3.3 million in 1997. Cost of revenues as a percentage of product sales remained at 61%.

     Selling expenses for 1998 decreased 6% to $1.1 million from $1.1 million in 1997. General and administrative expenses for 1998 increased slightly to $1.1 million from $1.0 million in 1997. Research and development expenses for 1998 decreased 29% to $368 thousand from $521 thousand in 1997, as a result of reduced compensation and project expenses.

Depreciation and amortization expenses decreased in 1998 to $201 thousand from $234 thousand in 1997. The Company recorded a provision for minimum income taxes of $800 for 1998 and 1997. At June 30, 1998, the Company had net operating loss carryforwards of approximately $4.8 million and $719 thousand available to offset future taxable federal and state income, respectively. The carryforwards amounts expire in varying amounts between 2001 and 2013.

Liquidity and Capital Resources
-------------------------------

     At June 30, 1998, the Company had working capital of $2.7 million and its principal sources of liquidity consisted of $411 thousand in cash and cash equivalents. The Company used cash for operations of $389 thousand during 1998, mainly as the result of the net loss for the year and an increase in inventories resulting from higher sales levels. With respect to investing activities, the Company made purchases of property and equipment totaling $88 thousand. Financing activities provided $76 thousand, resulting from the collection of a note receivable from a shareholder and the sale of common stock through the exercise of options.

     The Company has no long-term capital commitments other than an annualized lease obligation of $164,000, which lease is subject to termination with not less than six months' written notice by the Company or its lessor.

     The Company believes that available cash and cash equivalents, as well as funds expected to be generated from operations, will be sufficient to meet the Company's operating expenses and cash requirements for the next fiscal year. As of the date of this Annual Report, the Company does not have any credit facilities in place.

Impact of Year 2000
-------------------

     Some of the Company's older accounting programs were written using two digits rather than four digits to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has completed an assessment of its internal computer programs and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $25,000, which will be capitalized upon acquisition of the appropriate hardware and software.

Forward-Looking Statements
--------------------------

     Certain statements made above relating to plans, conditions, objectives, and economic performance go beyond historical information and may provide an indication of future results. To that extent, they are forward-looking statements within the meaning of either or both of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, and each is subject to factors that could cause actual results to differ from those in the forward-looking statements. These forward-looking statements include statements based on current expectations that involve a number of risks and uncertainties and are based on assumptions regarding the Company's business and technology. Such assumptions involve judgments with respect to, among other things, future scientific, economic, and competitive conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company, e.g., (i) future research and
                                       ----
development, manufacturing, and marketing plans, expenditures, and potential results, (ii) potential collaborative arrangements, (iii) the potential utility of the Company's products and proposed products, and (iv) the potential need for, and availability of, additional financing. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, such risks and uncertainties may materialize and actual results may vary materially from those anticipated, estimated or projected.

     In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as representations by the Company or any other person that the objectives or plans of the Company can, or will, be achieved. In any event, these forward-looking statements speak only as of their dates, and the Company undertakes no obligation to update or revise any of them, whether as a result of new information, future events, or otherwise. The Company intends that such forward-looking statements be subject to the safe harbors created by such sections of such Acts.

Item 7.   Financial Statements.

     See Index to Financial Statements at page 27.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     There have been no events or conditions requiring reporting under the requirements of this item.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The directors and executive officers of the Company are:

                                                                        Director
Name of Individual             Age               Position                Since
----------------------------   ---   --------------------------------   --------

David Rollo                     57   President, Chief Executive           1993
                                      Officer, Chief Financial
                                      Officer, and a Director
George C. Brdlik                44   Vice President of Quality
                                      Assurance and Regulatory Affairs      -
Petra Darling                   54   Secretary                              -
Randolf W. Katz                 44   Assistant Secretary                    -
Jack W. Payne                   68   Director                             1992
D. Ross Hamilton                60   Director                             1993
William R. Dahlman              56   Director                             1995
William C. Huck                 59   Director                             1998

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

     Mr. Dahlman has served as a director of the Company since December of 1995. From November of 1996 to the present, he has served as the president and chief executive officer of the Employers Group, a non-profit association providing human resource support to 5,000 California companies. From 1991 to the present, Mr. Dahlmann has served as a director, and from 1997 to the present, Mr. Dahlman has served as the Chairman of the Board, of Palomar Mountain Spring Water Company, a San Diego, California, a bottled water packaging company, and from 1996 to the present, as a director of California Casualty Insurance Company, a San Mateo, California, insurance company. From January of 1991 to November of 1996, he served as a principal of WRD & Associates, a Los Angeles, California, contract management and consulting group. From 1987 until forming WRD & Associates, Mr. Dahlman was the President and Chief Executive Officer of Suntory Water Group in Atlanta, Georgia.

     Mr. Huck has served as a director of the Company since May of 1998. From 1989 to the present, he has served as Chairman of the Board and Chief Executive Officer of Columbia Vital Systems, Inc. ("Columbia"), a Westmont, Illinois, company that, until September 1, 1998, was primarily a specialty medical device distribution company. (See Item 12. Certain Relationships and Related Transactions.) From 1984 to July 1997, Mr. Huck served as President of Vitalcor, Inc., an initial importer and U.S. distributor of open heart surgery equipment and devices. From January of 1990 to July of 1997, Mr. Huck served as President of Interstat Biomedical, Inc., a specifications developer and distributor of custom anesthesia kits. In 1997, both entities were merged with and into Columbia. From October 1997 to the present, Mr. Huck has served as president of Applied Fiberoptics, Inc., a manufacturer of fiber optic surgical illumination systems. In May of 1992, Mr. Huck formed the Specialty Medical Marketing Association and served as the Chairman of the Board until October 1995.

     Mr. Katz has served as Assistant Secretary of the Company since May of 1998. For more than the past five years, he has been a partner of Arter & Hadden llp, a national law firm, in its Irvine, California, office.

Committees; Meetings.

     The Company has a standing audit committee, the members of which are Messrs. Hamilton and Huck; a standing compensation committee, the members of which are Messrs. Payne and Dahlman; and a standing nominating committee, the members of which are Rollo and Dahlman.

     The Company's Board of Directors met a total of eight times during the fiscal year ended June 30, 1998.

Item 10.  Executive Compensation.

Employment Agreements
---------------------

David Rollo.

     The Company employs Mr. Rollo as its Chief Executive Officer and President pursuant to a series of employment agreements, the most current of which is effective as of January of 1998. Mr. Rollo's annual base compensation thereunder currently is $157,646, subject to cost of living increases and periodic review and increase upon the recommendation of the Company's compensation committee. Mr. Rollo is also entitled to receive bonus payments in their discretion.

     Upon execution of the initial employment agreement in December of 1993, the Company granted to Mr. Rollo warrants to purchase 150,000 shares of the Company's common stock, of which 50,000 warrants vested in each of December of 1994, 1995, and 1996. The exercise price of the warrants (the average of the closing bid and asked prices as quoted on the Nasdaq Stock Market (SmallCap) on December 6, 1993) is $2.94.

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

George C. Brdlik.

     The Company has employed Mr. Brdlik as its Vice President of Quality Assurance and Regulatory Affairs since January of 1997, pursuant to an employment agreement that provides for the "at will" employment of Mr. Brdlik, subject to the occurrence of two specified events. Mr. Brdlik reports directly to Mr. Rollo, as the Company's president, and his duties emphasize daily review and analysis of the Company's operations in respect of quality assurance and regulatory affairs compliance in connection with the quality systems requirements of the FDA and analogous international regulatory agencies.

     Mr. Brdlik's annual base compensation currently is $100,000. Notwithstanding the at-will status of Mr. Brdlik's employment, if the Company sells all or substantially all of its assets or a change of control of the Company occurs, the Company may become obligated to pay to him (i) his full base compensation through the date of termination at the rate in effect at the time of such termination and (ii) a lump sum equal to 100% of his annual base compensation at the highest rate in effect during the 12 months immediately preceding the date of termination.

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

                           SUMMARY COMPENSATION TABLE


                                                                                    Long Term Compensation
                                                                      --------------------------------------------------
                                         Annual Compensation                   Awards                Payouts
                               -----------------------------------------------------------------------------------------

                                                           Other
       Name                                                Annual     Restricted                          All Other
        and                                               Compen-        Stock                    LTIP     Compen-
     Principal                                             sation      Award(s)    Options/     Payouts     sation
     Position        Year      Salary($)   Bonus($)         ($)           ($)      SARs(#)        ($)        ($)
------------------------------------------------------------------------------------------------------------------------


David Rollo          1998      $161,071       --             --          --         - 0 -         --          --
(President,          1997      $150,000       --             --          --         - 0 -         --          --
 CEO, and CFO)       1996      $150,000       --             --          --         - 0 -         --          --


All executive
officers as a group
(3 persons)/1/       1998      $331,071       --             --          --          7,000        --          --
(4 persons)          1997      $380,208       --             --          --         - 0 -         --          --
(3 persons)          1996      $326,870       --             --          --        100,000        --          --

-------------------
/1/ Excludes compensation, in the form of salary and severance payments (for an aggregate of $117,266), paid to one then-current executive officer, who resigned effective October 31, 1998.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                         Individual Grants
----------------------------------------------------------------------------------------------------

                              Percent of Total
                                Options/SARs
                  Options/       Granted to                           Market Price
                    SARs        Employees in     Exercise or Base        on Date         Expiration
    Name         Granted(#)     Fiscal Year        Price($/Sh)       of Grant($/Sh)         Date
----------------------------------------------------------------------------------------------------

David Rollo         - 0 -           N/A                N/A                 N/A              N/A

            LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                                                                                     Value of
                                                               Number of            Unexercised
                                                              Unexercised          In-the-Money
                                                            Options/SARs at       Options/SARs at
                                                              FY-End (#)            FY-End ($)

               Shares Acquired                               Exercisable/          Exercisable/
  Name         on Exercise(#)        Value Realized($)       Unexercisable         Unexercisable
----------------------------------------------------------------------------------------------------
David Rollo          -0-                    --                150,000 / 0              0 / 0

     Effective in December of 1995, Directors who are not officers of the Company receive a fee of $900 per meeting attended in person, or $500 per meeting attended by telephone, as compensation for their services, an increase from $600 and $400, respectively.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the beneficial ownership of Common Stock at September 21, 1998, (except as otherwise indicated by footnote) by (i) each person (including any "group" as that term is used in
Section 13(d)(3) of the Securities Exchange Act of 1934) known by management to own beneficially more than 5% of the Company's outstanding Common Stock, (ii) each of the Company's directors, and (iii) all executive officers and directors of the Company as a group:


                               Shares of Common Stock
                               Beneficially Owned (2)
  Name of Individual         Amount (1)           %
----------------------       -----------        -----
David Rollo                 153,175 (3)         4.55
Jack W. Payne                60,000 (4)         1.83
D. Ross Hamilton            151,500 (5)         4.60
William R. Dahlman           12,000 (6)          *
William C. Huck             297,500 (7)         9.24
Ronald B. Luther            257,982 (8)         7.62

All executive officers
and directors as a
group (8 persons)           955,800 (9)        25.85
--------------

*    Represents less than one percent.

(1) The persons named in the table have sole voting and investment power with respect to all shares of Company Common Stock shown to be beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2) Assumes the exercise of options and warrants to purchase 417,715 shares held by executive officers and directors of the Company, which options and warrants are, or will become, exercisable within 60 days of the date of this Annual Report. Such number does not include shares underlying warrants previously granted to the Company's directors, which warrants, as of September 21, 1998, are, or will become, exercisable within 60 days of the date of this Annual Report, but which will become immediately exercisable upon the closing of a business combination transaction in which the Company is not the survivor. During the Company's fiscal year ended June 30, 1998, the Company cancelled an aggregate of 9,000 of such then-unvested warrants and reduced the exercise prices of the remaining 45,000 warrants from $4.81 to $2.22.

(3) Includes 3,175 shares beneficially owned by Mr. Rollo, plus warrants to purchase 150,000 shares at an exercise price of $2.94 per share, expiring at various dates from December 5, 1999, to December 5, 2001, of which 150,000 warrants are exercisable as of, or within 60 days of, the date of this Annual Report. Mr. Rollo's address is 14332 Chambers Road, Tustin, California 92680.

(4) Includes warrants to purchase 5,000 shares at an exercise price of $2.50 per share, expiring on January 21, 1999; warrants to purchase 25,000 shares at an exercise price of $2.75 per share, expiring on January 23, 1999; warrants to purchase 9,000 shares at an exercise price of $2.55 per share, expiring on January 27, 2000; warrants to purchase 9,000 shares at an exercise price of $3.85 per share, expiring on December 8, 2000; warrants to purchase 6,000 shares at an exercise price of $4.81 per share, expiring on December 8, 2001; and warrants to purchase 6,000 shares at an exercise price of $4.81 per share, expiring on December 8, 2002. Mr. Payne's address is 4515 S. Meadow Drive, Boulder, Colorado 80301.

(5) Includes 7,500 shares beneficially owned by Mr. Hamilton and 74,000 shares owned by a partnership, of which Mr. Hamilton and two unaffiliated third parties each own 33.3%; warrants to purchase 5,000 shares at an exercise price of $2.50 per share, expiring on January 21, 1999; warrants to purchase 35,000 shares at an exercise price of $2.75 per share, expiring on January 23, 1999; warrants to purchase 9,000 shares at an exercise price of $2.55 per share, expiring on January 27, 2000; warrants to purchase 9,000 shares at an exercise price of $3.85 per share, expiring on December 8, 2000; warrants to purchase 6,000 shares at an exercise price of $4.81 per share, expiring on December 8, 2001; and warrants to purchase 6,000 shares at an exercise price of $4.81 per share, expiring on December 8, 2002. Mr. Hamilton's address is 9440 Gregory Road, Easton, Maryland 21601.

(6) Includes warrants to purchase 6,000 shares at an exercise price of $4.81 per share, expiring on December 8, 2001; and warrants to purchase 6,000 shares at an exercise price of $4.81 per share, expiring on December 8, 2002. Mr. Dahlman's address is 215 N. Marengo Avenue, Pasadena, California 91101.

(7) Includes 297,500 shares beneficially owned by Mr. Huck. Mr. Huck's address is C/O Columbia Vital Systems, Inc., 100 E. Chestnut Avenue, Westmont, Illinois 60559.

(8) Includes 88,074 shares beneficially owned by Mr. Luther, 5,622 shares owned by Mr. Luther's spouse, as to which shares Mr. Luther disclaims beneficial ownership, warrants to purchase 4,286 shares at an exercise price of $3.25 per share, expiring on April 22, 1999; warrants to purchase 100,000 shares at an exercise price of $2.63 per share, expiring at various dates from November 19, 1998, to November 19, 2002, of which 80,000 warrants are exercisable as of, or within 60 days of, the date of this Annual Report; and warrants to purchase 100,000 shares at an exercise price of $3.63 per share, expiring September 18, 2000, of which 80,000 warrants are exercisable as of, or within 60 days of, the record date. Mr. Luther's address is 530 Kings Road, Newport Beach, California 92663.

(9)  Includes all shares, options, and warrants described in notes (3) through
     (7), inclusive, above; 2,214 shares beneficially owned by an executive officer who is not a director, plus options to purchase 2,143 shares at an exercise price of $3.25 per share, expiring on April 22, 1999; options to purchase 2,000 shares at an exercise price of $2.82 per share, expiring on July 22, 1999; options to purchase 9,286 shares at an exercise price of $3.19 per share, expiring on January 27, 2000; options to purchase 5,800 shares at an exercise price of $4.56 per share, expiring on July 26, 2001; options to purchase 1,200 shares at an exercise price of $3.06 per share, expiring on August 15, 2003; and as granted to another executive officer who is not a director, options to purchase 1,000 shares at an exercise price of $3.06 per share, expiring on August 15, 2003.

Item 12.  Certain Relationships and Related Transactions.

     As of June 30, 1998, the spouse of a then-current officer of the Company was indebted to the Company in the aggregate amount of $49,979. Such indebtedness was incurred in connection with the exercise of options previously granted to such individual. Such obligation was extinguished through the return by such individual of 16,643 shares of the Company's common stock that had served as security for such obligation. In addition, during the 1998 fiscal year, the maximum aggregate obligation to the Company of such then-current officer and a then-current director of the Company was $235,409, which was repaid to the Company during such year.

     During the Company's fiscal year ended June 30, 1998, the Company sold approximately $565,000 of its products to Columbia in the ordinary course of their respective businesses. Such sales represented less than ten percent of the Company's overall sales and 11.2% of its domestic sales and, management of the Company believes, less than four percent of Columbia's purchases of products from all of its sources. Mr. Huck, one of the Company's directors, serves as Chairman of the Board and Chief Executive Officer of Columbia, which, effective September 1, 1998, disposed of its specialty medical device distribution (Midwest) division, which division had purchased and resold the Company's products.

     During the Company's fiscal year ended June 30, 1998, Arter & Hadden LLP provided certain legal services to the Company. Such services totaled less than $60,000. Mr. Katz, the assistant secretary of the Company, is a partner in Arter & Hadden LLP.

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

   10.6a Agreement dated as of March 28, 1995, between the Registrant and Johnson & Johnson Medical, Inc., relating to the assignment by the Company of five certain catheter patents to Johnson & Johnson
          Medical, Inc., filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated March 28, 1995.

   10.7 Lease dated December 9, 1992, between the Registrant and the Beecher Family Trust, as lessor, as to facilities located at 14332 Chambers Road, Tustin, California, filed as Exhibit 6(a) to the Quarterly Report on Form 10-QSB for the Quarter Ended December 31, 1992, and is incorporated herein by reference.

   10.7a* Amendment to Lease, dated April 23, 1998, to Lease dated December
          9, 1992, among the Registrant, as Lessee, and the "Survivors Trust" under the Beecher Family Trust and the "Exemption Trust" under the Beecher Family Trust, as lessors, as to facilities located at 14332 Chambers Road, Tustin, California.

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

  10.18 Non-U.S. Distributor Agreement, dated May 18, 1983, between the Registrant and Medical Japan, Ltd., filed as Exhibit 10.19 of the Registrant's Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1992, and is incorporated herein by reference.

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

  10.21   Registrant's Employee Stock Option Plan - 1986, filed as Exhibit
          10.15 to the Registration Statement and is incorporated herein by reference.

  10.22 Amendments to Registrant's Employee Incentive Stock Option Plan -1986, filed as Exhibit 10.15A to the Registration Statement and is incorporated herein by reference.

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

  10.30a  Employment Agreement, dated September 25, 1995, between the
          Registrant and Ronald B. Luther, filed as Exhibit 10.30a to the to the 1996 10-KSB and is incorporated herein by reference.

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

  10.31b* Employment Agreement, dated January 29, 1998, between the
          Registrant and David Rollo.

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

  10.38 License Agreement for Use of Alliance of Children's Hospitals' Seal of Acceptance by the Manufacturer, dated December 1, 1995, between the Registrant and Alliance of Children's Hospitals., filed as Exhibit
          10.38 to the 1996 10-KSB and is incorporated herein by reference.

  10.39 Distributorship Agreement, dated September 21, 1995, between the Registrant and Boston Scientific Corporation., filed as Exhibit 10.39 to the 1996 10-KSB and is incorporated herein by reference.

  10.40 Employment Agreement, dated December 2, 1996, between the Registrant and George Brdlik.

  10.40a Amendment No. 1, dated July 16, 1997, to Employment Agreement, dated December 2, 1996, between the Registrant and George Brdlik.

  10.41 Distribution Agreement, dated August 11, 1997, between the Registrant and ALARIS Medical Systems, Inc.

  10.42* Distribution Agreement, dated September 23, 1998, between the Registrant and Biocontrol Technology, Inc.

  10.43* Technology License Agreement, dated September 23, 1998, between the Registrant and Biocontrol Technology, Inc.

  23.1*   Consent of Arter & Hadden LLP.

  23.2*   Consent of Ernst & Young LLP.

  27.1*   Financial Data Schedule.

(b)  Reports on Form 8-K

     During the last quarter of the period covered by this Annual Report, the Company did not file any Current Reports on Form 8-K.

                         Luther Medical Products, Inc.

                             Financial Statements

                      Years ended June 30, 1998 and 1997


                                   CONTENTS

Report of Independent Auditors.................................................1

Financial Statements

Balance Sheet..................................................................2
Statements of Operations.......................................................3
Statements of Stockholders' Equity.............................................4
Statements of Cash Flows.......................................................5
Notes to Financial Statements..................................................6

                       [LETTERHEAD OF ERNST & YOUNG LLP]



                         Report of Independent Auditors

To the Board of Directors of
Luther Medical Products, Inc.

We have audited the accompanying balance sheet of Luther Medical Products, Inc. as of June 30, 1998, and the related statements of operations, stockholders' equity and cash flows for each of the two years ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Luther Medical Products, Inc. as of June 30, 1998 and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

                                                        /s/ ERNST & YOUNG LLP

Irvine, California
August 14, 1998

                         Luther Medical Products, Inc.

                                 Balance Sheet

                                 June 30, 1998

Assets
Current assets:
 Cash and cash equivalents                                                    $   410,645
 Accounts receivable, less allowance for doubtful accounts of $16,772             795,824
 Inventories                                                                    2,089,066
 Prepaid expenses and other assets                                                 24,737
                                                                              -----------
Total current assets                                                            3,320,272

Property and equipment:
 Production equipment                                                             990,579
 Office equipment                                                                 215,475
 Leasehold improvements                                                           123,748
 Automobiles                                                                        4,706
                                                                              -----------
                                                                                1,334,508
Less accumulated depreciation and amortization                                 (1,074,959)
                                                                              -----------
Property and equipment, net                                                       259,549
Intangible assets, net                                                             56,070
Deposits                                                                           10,199
                                                                              -----------
                                                                              $ 3,646,090
                                                                              ===========

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                                             $   359,130
 Accrued payroll and related expenses                                             176,453
 Other accrued liabilities                                                         46,053
                                                                              -----------
Total current liabilities                                                         581,636

Stockholders' equity:
 Preferred stock - no stated par value; 10,000,000 shares authorized;
  none issued
 Common stock - no stated par value; 25,000,000 shares authorized;
  3,236,629 shares issued and outstanding                                      10,377,947
 Common stock purchase warrants                                                    50,000
 Note receivable from stockholder                                                 (49,979)
 Accumulated deficit                                                           (7,313,514)
                                                                              -----------
Net stockholders' equity                                                        3,064,454
                                                                              -----------
                                                                              $ 3,646,090
                                                                              ===========

See accompanying notes to Financial Statements.

                         Luther Medical Products, Inc.

                           Statements of Operations


                                                Year ended June 30
                                              1998               1997
                                           -----------------------------

Revenues:
 Product sales                             $5,683,711         $5,400,907
 Royalties                                     11,164             16,488
 Interest income and other                     35,638             59,174
                                           -----------------------------
Total revenues                              5,730,513          5,476,569

Costs and expenses:
 Costs of revenues                          3,483,126          3,273,322
 Research and development                     368,151            520,834
 General and administrative                 1,082,892          1,017,995
 Selling                                    1,094,964          1,159,886
 Depreciation and amortization                200,915            233,758
                                           -----------------------------
Total costs and expenses                    6,230,048          6,205,795

Loss before taxes                            (499,535)          (729,226)
Income tax expense                                800                800
                                           -----------------------------
Net loss                                   $ (500,335)        $ (730,026)
                                           =============================

Basic and diluted loss per share           $     (.15)        $     (.23)
                                           =============================

See accompanying notes to Financial Statements.

                         Luther Medical Products, Inc.

                       Statements of Stockholders' Equity




                                        Common Stock         Common Stock        Notes
                                  ------------------------     Purchase       Receivable -      Accumulated
                                    Shares        Amount       Warrants       Stockholders        Deficit         Total
                                  ----------------------------------------------------------------------------------------

Balance at June 30, 1996          3,173,100    $10,154,002     $50,000        $       -       $(6,083,153)    $4,120,849

Common stock issued for
  cash                               12,543         45,976           -                -                -          45,976
Common stock issued for
  notes receivable                   77,143        287,500           -         (287,500)               -               -
Collection of notes
  receivable from
  stockholder                             -              -           -          52,091                -           52,091
Net loss                                                                                        (730,026)       (730,026)
                                 -----------------------------------------------------------------------------------------
Balance at June 30, 1997          3,262,786     10,487,478      50,000        (235,409)       (6,813,179)      3,488,890
Common stock issued for
  cash                                7,200         27,990           -               -                 -          27,990
Common stock issued for
  notes receivable                   16,643         49,979           -         (49,979)                -               -
Collection of notes
  receivable from
  stockholder                             -              -           -          47,909                 -          47,909
Common stock redeemed
  and retired upon
  cancellation of note              (50,000)      (187,500)          -         187,500                 -               -
  receivable
Net loss                                  -              -           -               -           (500,335)      (500,335)
                                 -----------------------------------------------------------------------------------------
Balance at June 30, 1998          3,236,629    $10,377,947     $50,000       $ (49,979)       $(7,313,514)    $3,064,454
                                 =========================================================================================


See accompanying notes to Financial Statements.

                         Luther Medical Products, Inc.

                            Statements of Cash Flows


                                                         Year ended June 30
                                                         1998          1997
                                                      ------------------------
Cash flows from operating activities
Net loss                                              $(500,335)    $ (730,026)
Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation                                         167,255        202,098
   Amortization                                          33,660         31,660
   Changes in operating assets and liabilities:
     Accounts receivable                                 29,540         (1,079)
     Inventories                                       (245,641)      (256,103)
     Prepaid expenses and other assets                   34,840         12,642
     Accounts payable                                    67,570        (38,987)
     Other accrued liabilities                           23,684         29,459
                                                      ------------------------
Net cash used in operations                            (389,427)      (750,336)

Cash flows from investing activities
Purchases of property and equipment                     (87,801)      (133,898)
                                                      ------------------------
Net cash used in investing activities                   (87,801)      (133,898)

Cash flows from financing activities
Issuance of common stock                                 27,990         45,976
Collection of notes receivable from stockholder          47,909         52,091
                                                      ------------------------
Net cash provided by financing activities                75,899         98,067
                                                      ------------------------
Net decrease in cash and cash equivalents              (401,329)      (786,167)
Cash and cash equivalents, beginning of year            811,974      1,598,141
                                                      ------------------------

Cash and cash equivalents, end of year                $ 410,645     $  811,974
                                                      ========================

Supplemental disclosure of cash flow information
Cash paid during the year for:
 Interest                                             $       -     $        -
                                                      ========================
 Income taxes                                         $     800     $      800
                                                      ========================

See accompanying notes to Financial Statements.

                         Luther Medical Products, Inc.

                         Notes to Financial Statements

                                 June 30, 1998



1. Summary of Significant Accounting Policies

Description of Business

Luther Medical Products, Inc. (the Company) was organized in 1980 to design, development, manufacture and sale of catheter placement systems. The Company holds numerous patents for a wide variety of catheter placement systems. The Company sells its products world-wide primarily through independent distributors. Approximately 89% and 81% of product sales during 1998 and 1997, respectively, were domestic. The Company considers its business to be in the medical devices industry.

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

Certain Concentrations

The Company provides credit in the normal course of business to customers throughout the United States and foreign markets. During 1998, two customers accounted for approximately 9% and 8%, respectively, of total product sales, and during 1997 two customers accounted for approximately 12% and 9%, respectively, of total product sales. At June 30, 1998, two customers accounted for approximately 18% and 9%, respectively, of accounts receivable. The Company performs ongoing credit evaluations of its customers. The Company does not obtain collateral with which to secure its accounts receivable. The Company provides for potential credit losses based upon the Company's historical experience related to credit losses.

                         Luther Medical Products, Inc.

1. Summary of Significant Accounting Policies (continued)

Certain Concentrations (continued)

During 1998, two of the Company's vendors accounted for approximately 37% and 12%, respectively, of material and supply purchases, and during 1997, two vendors accounted for approximately 26% and 9% of the Company's material and supply purchases. At June 30, 1998, two vendors accounted for approximately 32% and 7%, respectively, of accounts payable. The Company believes that it could purchase such materials and supplies from other vendors without a material adverse effect to the Company.

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis on the accompanying balance sheet. The Company's financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts of the Company's financial instruments generally approximate their fair values at June 30, 1998.

Cash and Cash Equivalents

For consolidated financial statement purposes, cash and cash equivalents are defined as highly liquid holdings which have remaining maturities of three months or less when purchased. The Company holds Certificates of Deposit totaling $300,000 which are considered to be cash equivalents at June 30, 1998.

Investments

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities, which requires that investments be classified as "held-to-maturity", "available-for-sale" or "trading securities". The Company has no investments which qualify for such treatment under SFAS 115 at June 30, 1998.

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

Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. No impairment losses were recorded in 1998 or 1997.

Advertising

The Company expenses all advertising as incurred. Advertising expense was $39,558 and $28,801 in 1998 and 1997, respectively.

Income Taxes

The Company provides for income taxes under the liability method. Accordingly, deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Valuation

                         Luther Medical Products, Inc.

1. Summary of Significant Accounting Policies (continued)

Income Taxes (continued)

allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. The provision for income taxes represents the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Per Share Amounts

In 1997, the FASB issued Statement No. 128, Earnings Per Share, which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is similar to fully diluted earnings per share.

Loss per share for June 30, 1998 and 1997 is calculated based on Statement of Financial Accounting Standards No. 128. The following table sets forth the computation of loss per share for the years ended June 30, 1998 and 1997:

                                                       1998              1997
                                                   ----------------------------
Numerator:
   Net loss                                        $ (500,335)       $ (730,026)
                                                   ============================

 Denominator for basic and diluted loss per share
   Weighted-average shares outstanding              3,238,655         3,206,615
                                                   ============================

 Basic and diluted loss per share                  $     (.15)       $     (.23)
                                                   ============================

Stock-Based Compensation

The Company grants options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and, accordingly, recognizes no compensation expense for the stock option grants. However, the Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation ("SFAS No. 123").

                         Luther Medical Products, Inc.

2. Inventories

Inventories at June 30, 1998 consist of the following:

   Raw materials                                      $  660,919
   Work in process                                       583,379
   Finished goods                                        844,768
                                                      ----------
                                                      $2,089,066
                                                      ==========

3. Intangible Assets


Intangible assets consist of the following at June 30, 1998 and are being amortized using the straight-line method over three and five years for license and manufacturing rights, respectively:

   Licensing rights                                   $  65,000
   Manufacturing rights                                  60,000
                                                      ---------
                                                        125,000
   Less accumulated amortization                        (68,930)
                                                      ---------
                                                      $  56,070
                                                      =========

4. Income Taxes

The provision from income taxes for 1998 and 1997 consists of minimum state taxes.

Differences between the Company's income tax expense and an amount computed by using the federal statutory rate of 34 percent are as follows:

                                                          1998          1997
                                                       -----------------------

 Income tax benefit at statutory rate                  $(170,100)    $(247,900)
 Change in valuation allowance for deferred tax assets   148,300       201,400
 Nondeductible expenses                                   22,100        46,800
 State taxes, net of federal benefit                         500           500
                                                       -----------------------
                                                       $     800     $     800
                                                       =======================

                         Luther Medical Products, Inc.

4. Income Taxes (continued)

Significant components of the Company's deferred tax assets for June 30, 1998 are presented below:


Deferred tax assets:
 Asset valuation reserves                                        $    33,100
 Accruals                                                             23,300
 Depreciation methods                                                 93,500
 Net operating loss carryforwards                                  1,683,700
 Research tax credit carryforwards                                    92,200
 Alternative minimum tax credit carryforwards                         50,400
                                                                 -----------
Total gross deferred tax assets                                    1,976,200
Less valuation allowance                                          (1,976,200)
                                                                 -----------
Net deferred tax assets                                          $         -
                                                                 ===========

At June 30, 1998 the Company had net operating loss carryforwards of approximately $4,755,400 and $719,000 available to offset future taxable Federal and state taxable income, respectively. The carryforward amounts expire in varying amounts between 2001 and 2013. The Company also has research and development credits of $92,000 which begin to expire in 2001.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal and state income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

5. Stockholders' Equity

Stock Compensation Plans

The Company has various stock-based compensation plans, which are described below. The Company applies the provisions of APB No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized upon granting of options under its fixed stock option and warrant plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the

                         Luther Medical Products, Inc.

5. Stockholders' Equity (continued)

Stock Compensation Plans (continued)

method prescribed by SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below. The provisions of SFAS No. 123 have been applied to awards with grant dates in 1996, 1997 and 1998 only. Therefore, until the new rules are applied to all outstanding, nonvested awards, the compensation cost reflected in the pro forma amounts presented below is not indicative of future amounts.

                                                      1998             1997
                                                  ----------------------------

Net loss:
     As reported                                   $(500,335)        $(730,026)
     Pro forma                                     $(625,578)        $(924,500)
   Net loss per share:
     As reported                                   $    (.15)        $    (.23)
     Pro forma                                     $    (.19)        $    (.29)

Stock Option Plans

The Company has various fixed stock option plans that provide for the granting of incentive or non-statutory options to its key employees, non-employee members of the Board of Directors, consultants and independent contractors. In the case of incentive stock options, the exercise price may not be less than the fair market value of the Company's stock on the date of the grant, and may not be less than 110% of the fair market value of the Company's stock on the date of the grant for any individual possessing 10% or more of the voting power of all classes of stock of the Company. The options are generally exercisable immediately upon grant and expire not later than 10 years from the date of grant. Approximately 779,000 shares of common stock are reserved for future issuance upon exercise of fixed options.

For purposes of pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998 and 1997, respectively: risk-free interest rate of 6% and 6.5%; dividend yield of 0% and 0%; volatility of 58% and 47%; and a weighted average expected life of the option of 4 years and 4 years.

                         Luther Medical Products, Inc.

5. Stockholders' Equity (continued)

Stock Option Plans (continued)

A Summary of the status of the Company's fixed stock option plans as of June 30, 1998 and 1997, and the activity during the years ending on those dates is presented below:

                                                 1998                        1997
                                     ---------------------------   -------------------------
                                                      Weighted-                  Weighted-
                                                       average                   average
                                                      exercise                   exercise
                                        Number of     price per      Number of   price per
                                         shares         share         shares       share
                                     ---------------------------   -------------------------

 Outstanding - beginning of year          207,528       $3.44          162,057      $3.07
 Granted                                   48,600        3.06           58,300       4.56
 Exercised                                (23,843)       3.27           (5,400)      3.32
 Expired                                  (72,428)       3.43           (7,429)      4.15
                                        ---------                     --------
 Outstanding - end of year                159,857        3.35          207,528       3.44
                                        =========                     ========
 Exercisable at end of year                71,329        3.20           98,462       3.30
                                        =========                     ========
 Weighted-average fair value of
  options granted during the year                       $1.34                       $2.02

Options outstanding at June 30, 1998 have exercise prices ranging from $2.63 to $4.56 and a weighted average remaining contractual life of 2.1 years.

Stock Warrant Plans

The Company has an officers and directors warrant compensation plan (the Plan) under which warrants are granted at exercise prices established by the Board of Directors. Warrants have historically been granted for a period of five years with immediate vesting. Such terms, however, are at the discretion of the Company's Board of Directors and may vary.

On December 8, 1995, the Company's board of directors established a five-year warrant program (the Program), pursuant to which each of the Company's outside directors was granted warrants to purchase 30,000 shares of the Company's common stock at fair market value as of the date of grant. The warrants vest, ratably over a five year period

                         Luther Medical Products, Inc.

5. Stockholders' Equity (continued)

Stock Warrant Plans (continued)

commencing one year following the date of grant and ending upon cessation of the grantee's services as a director of the Company. In the event of a sale of the Company while the grantee is a director, the warrants immediately vest and become exercisable.

The following table summarizes warrant transactions under the Plan and the Program for each of the years in the two-year period ended June 30, 1998:

                                                 1998                        1997
                                     ---------------------------   -------------------------
                                                      Weighted-                  Weighted-
                                                       average                   average
                                                      exercise                   exercise
                                        Number of     price per      Number of   price per
                                         shares         share         shares       share
                                     ---------------------------   -------------------------
 Outstanding - beginning of year         758,671        $3.38          965,457      $3.63
 Granted                                  30,000         2.75                -          -
 Exercised                                     -            -          (84,286)      3.74
 Expired                                (105,285)        3.78         (122,500)      5.13
                                       ---------                     ---------
 Outstanding - end of year               683,386         3.29          758,671       3.38
                                       =========                     =========
 Exercisable at end of year              559,386         3.23          558,672       3.12
                                       =========                     =========
 Weighted-average fair value of
  warrants granted during the year                      $1.53                       $   -


Warrants outstanding at June 30, 1998 have exercise prices ranging from $2.50 to $4.81 and a weighted average remaining contractual life of 2.6 years.

6. Profit Sharing Plan

The Company has a 401(k) profit sharing plan covering all employees who have completed one year of service, consisting of at least 1,000 hours of service, and have attained the age of 21 years, unless otherwise excluded. The plan permits eligible employees to contribute to the plan up to 20% of their pre-tax earnings, up to the annual maximum. The Company may make qualified non-elective contributions to employees not classified as highly compensated. Additionally, the Company may make profit sharing contributions to qualifying participants on a pro-rata basis. Qualified participants become fully vested in the profit sharing contribution over a period of six years of service. The Company did not make contributions to the plan in 1998 and 1997.

                         Luther Medical Products, Inc.

7. Commitments and Contingencies

Distribution Agreements

During September 1995, the Company entered into a distributorship agreement (the Distributorship Agreement) with an unrelated company (Distributor), thereby appointing the Distributor as the Company's exclusive world-wide distributor in the field of interventional radiology and to supply the Distributor with peripherally inserted central catheters (PICC Products). The transfer price to the Distributor for PICC Products was fixed for the first two years of the Distributorship Agreement and subject to revision thereafter by either party in accordance with the terms of said agreement. The distributorship may become non-exclusive in certain circumstances. The Distributorship Agreement is effective through September 2000, at which time it may be renewed for an additional three years unless sooner terminated. The Distributor Agreement also grants the Distributor a three-year option to purchase certain property, plant and equipment used in the development, manufacture and preparation of the PICC Products and a paid-up irrevocable license to all related patent rights and know-how related to the PICC Products at a purchase price equal to a percentage of one year's sales of the PICC Products (as defined in the Distributorship Agreement). The Distributor can exercise its purchase option in September 1998 or upon certain events.

During August 1994, the Company entered into an exclusive five-year distribution agreement for the sale of intra-vascular catheters in certain western U.S. states. The agreement provides certain termination privileges for the Company and for the distributor. The Company's sales to this distributor represented 8% and 9% of total product sales for 1998 and 1997, respectively.

Effective August 11, 1997, the Company entered into a distribution agreement (Distribution Agreement), with an unrelated company (Distributor), thereby appointing the Distributor as the Company's semi-exclusive distributor for peripherally inserted central and midline catheters and related products and accessories in the countries of the European Economic Union (EU), Australia, Norway, Switzerland, Kuwait, Bahrain, Saudi Arabia, United Arab Emirates (UAE), Yemen and Oman. The agreement is effective through August 2002.

                         Luther Medical Products, Inc.

7. Commitments and Contingencies (continued)

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

The Agreement requires the payment of certain royalties based on amounts derived from the application of the then-relevant royalty percentage to the "gross sales price" for all products utilizing the patented technology. The royalty percentages are as follows:

   Period                                                            Percentage
-------------------------------------------------------------------------------

   March 1996 through February 1997                                     15%
   March 1997 through expiration of patents (ranging from December
    1999 through December 2007)                                         10%


Under the Agreement, royalty payments of 3% of the "gross sales price" shall continue if a certain former owner of the Seller survives the expiration of the patents and shall cease upon the death of the former owner. Royalty expense relating to this agreement amounted to $33,985 and $18,322 in 1998 and 1997, respectively.

The purchase price for the assignment of the patents was $60,000 which is included in intangible assets at June 30,1998.

Operating Lease

The Company leases its corporate and manufacturing facility on a month to month basis, subject to termination with not less than six months written notice by either party. Rent expense was $147,704 and $144,408 in fiscal year 1998 and 1997, respectively.

                         Luther Medical Products, Inc.

7. Commitments and Contingencies (continued)

Year 2000 (unaudited)

Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming changes in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, networks and telecommunications equipment and end products. The Company also relies, directly and indirectly, on external systems of business enterprises such as customers, suppliers, creditors, financial organizations, and governmental entities, both domestic and international, for accurate exchange of data. The Company's current estimate is that the costs associated with the year 2000 issue, and the consequences of incomplete or untimely resolution of the year 2000 issue, will not have a material adverse effect on the results of operations or financial position of the Company in any given year. However, despite the Company's efforts to address the year 2000 impact on its internal systems, the Company has not fully identified such impact or whether it can resolve it without disruption of its business and without incurring significant expense. In addition, even if the internal systems of the Company are not materially affected by the year 2000 issue, the Company could be affected through disruption in the operation of the enterprises with which the Company interacts.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 25, 1998                      LUTHER MEDICAL PRODUCTS, INC.


                                               By:   /s/ DAVID ROLLO
                                                     ------------------------
                                                     David Rollo
                                                     President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       Signature                     Title                          Date
       ---------                     -----                          ----


/s/ DAVID ROLLO                Chairman of the Board          September 25, 1998
--------------------------     President, Chief Executive
David Rollo                    Officer, Principal Financial
                               Officer, Principal Accounting
                               Officer, and a Director


/s/ JACK PAYNE                 Director                       September 25, 1998
--------------------------
Jack Payne


/s/ D. ROSS HAMILTON           Director                       September 25, 1998
--------------------------
D. Ross Hamilton


/s/ WILLIAM R. DAHLMAN         Director                       September 25, 1998
--------------------------
William R. Dahlman


/s/ WILLIAM C. HUCK            Director                       September 25, 1998
--------------------------
William C. Huck

                               INDEX TO EXHIBITS

                                                                            Page

10.7a Amendment to Lease, dated April 23, 1998, to Lease dated December 9, 1992, among the Registrant, as Lessee, and the "Survivors Trust" under the Beecher Family Trust and the "Exemption Trust" under the Beecher Family Trust, as lessors, as to facilities located at 14332 Chambers Road, Tustin, California.

10.31b Employment Agreement, dated January 29, 1998, between the Registrant and David Rollo.

10.42 Distribution Agreement, dated September 23, 1998, between the Registrant and Biocontrol Technology, Inc.

10.43 Technology License Agreement, dated September 23, 1998, between the Registrant and Biocontrol Technology, Inc.

23.1         Consent of Arter & Hadden LLP.

23.2         Consent of Ernst & Young LLP.

27.1         Financial Data Schedule.