Form 10QSB
period 1998-09-30
LUTHER MEDICAL PRODUCTS INC
filed 1998-11-10
CIK 319204

                                  FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the quarterly period ended SEPTEMBER 30, 1998

                                       or

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

   Common Stock No Stated Par Value--3,222,986 shares as of October 30, 1998

                                     INDEX

                         LUTHER MEDICAL PRODUCTS, INC.




PART I - FINANCIAL INFORMATION


Condensed Balance Sheet - September 30, 1998                                               3

Condensed Statements of Operations - Three months ended September 30, 1998 and 1997        4

Condensed Statements of Cash Flows
Three months ended September 30, 1998 and 1997                                             5

Notes to Condensed Consolidated Financial Statements                                       6

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                        7

PART II - OTHER INFORMATION                                                                8

Signature Page                                                                             8


                         LUTHER MEDICAL PRODUCTS, INC.
                            CONDENSED BALANCE SHEET






ASSETS                                                SEPT. 30,1998

CURRENT ASSETS
       Cash and cash equivalents                        $   282,713
       Accounts receivable - net                            952,970
       Inventories - Note C                               2,052,851
       Other current assets                                  71,573
                                                        -----------
       TOTAL CURRENT ASSETS                               3,360,107
                                                        -----------

PROPERTY AND EQUIPMENT                                    1,361,234
       Less accumulated depreciation                     (1,057,731)
                                                        -----------
PROPERTY AND EQUIPMENT - NET                                303,503

INTANGIBLE ASSETS - NET                                      47,655

OTHER ASSETS                                                 10,199
                                                        -----------
                                                        $ 3,721,464
                                                        ===========


LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

       Accounts payable                                 $   415,724
       Accrued payroll and related expenses                 137,602
       Other accrued liabilities                             50,612
                                                        -----------
       TOTAL CURRENT LIABILITIES                            603,938
                                                        -----------

LONG TERM LIABILITIES                                        51,529

STOCKHOLDERS' EQUITY
   Preferred stock - no stated par value;
     10,000,000 shares authorized; none issued
   Common stock - no stated par value;
     25,000,000 shares authorized; issued and
     outstanding 3,219,986                               10,377,969
   Accumulated deficit                                   (7,311,972)
                                                        -----------
   NET STOCKHOLDERS' EQUITY                               3,065,997
                                                        -----------
                                                        $ 3,721,464
                                                        ===========



See notes to condensed financial statements.

                         LUTHER MEDICAL PRODUCTS, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
                      FOR THE QUARTER ENDED SEPTEMBER 30,

                                                                             Three Months              Three Months
                                                                              ended 1998                ended 1997
                                                                             ------------              ------------

     REVENUES                                                                  $1,594,401                $1,471,843

     COSTS AND EXPENSES:

              Cost of sales                                                     1,039,655                   804,294

              Selling                                                             275,418                   272,774

              General and administrative                                          158,747                   185,117

              Research and development                                             74,508                   132,204

              Depreciation and amortization                                        42,207                    52,779

              Interest                                                              2,325                       -0-
                                                                             ------------              ------------

TOTAL COSTS AND EXPENSES                                                        1,592,860                 1,447,168

NET INCOME                                                                          1,541                    24,675
                                                                             ============              ============

Weighted average number of shares outstanding (`000)                                3,223                     3,196

Basic and diluted income per share                                                   $.00                      $.01


See notes to condensed financial statements

                         LUTHER MEDICAL PRODUCTS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30




                                                                             1998            1997
                                                                             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $   1,541       $  24,674
Adjustments to reconcile net income to net cash
  used by operating activities :
    Depreciation and amortization                                          42,207          52,779
    Changes in operating assets and liabilities:
       Accounts and other receivables                                    (157,146)         (3,692)
       Inventories                                                         36,215        (147,350)
       Prepaid expenses and other assets                                  (46,836)        (35,738)
       Accounts payable                                                    56,594         (15,093)
       Accrued payroll and related expenses                               (38,851)        (28,017)
       Other accrued liabilities                                            4,559         (25,478)
                                                                        ---------       ---------
       Net cash used in operating activities                             (101,717)       (177,915)
                                                                        ---------       ---------

INVESTING ACTIVITIES:
Purchases of property and equipment                                       (26,215)        (37,288)
                                                                        ---------       ---------
Net cash used in investing activities                                     (26,215)        (37,288)
                                                                        ---------       ---------

FINANCING ACTIVITIES:
Net cash provided by financing activities                                     -0-             -0-
                                                                        ---------       ---------
Net decrease in cash                                                     (127,932)       (215,203)
Cash, beginning of year                                                   410,645         811,974
                                                                        ---------       ---------
Cash, at end of nine months                                             $ 282,713       $ 596,771
                                                                        =========       =========



See notes to condensed financial statements

                         LUTHER MEDICAL PRODUCTS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1998



NOTE A - BASIS OF PREPARATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB.

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

NOTE C - INVENTORIES

The components of inventory consist of the following:


                                        Sept. 30, 1998
                                        --------------
      Raw material                          $  764,785
      Work in process                          608,509
      Finished goods                           679,557
                                        ==============
                                            $2,052,851


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

Total consolidated revenues for the first quarter of fiscal year 1999 increased 8% to $1,594,000 from $1,472,000 for the prior year's quarter. Domestic product sales contributed $1,483,000, a 38% increase from $1,078,000 for the same period last year, of which Long Term Peripheral Catheter sales, a new product line introduced in the second quarter of fiscal year 1997, were $150,000 compared to $113,000 in the prior year's quarter. Sales of the tracheostomy products increased to $95,000 from $89,000 in the previous year's quarter. Product sales to international distributors were $106,000 compared to $222,000 during last year's quarter. Sales to Japan decreased by $65,000 and sales to other international distributors decreased by $51,000. The Japanese distributor has been experiencing competition from a product manufactured in Japan. The Company has redesigned its product for the Japanese market and approval to import the redesigned product was granted in August 1998. The Company expects the Japanese distributor to return to historical purchasing levels later this year. OEM sales were $308,000 for the quarter ended September 30, 1998, compared to $157,000 for the prior year's quarter. The increase is due to resuming shipment of products to a major OEM customer, as a result of completing their product modification. Other income decreased by $9,000.

Cost of revenues as a percentage of net sales for three months ended September 30, 1998, increased to 65% from 55% for the prior year's quarter, due to higher manufacturing costs per unit of OEM products.

Selling expenses increased by $3,000 for the quarter. General and administrative expenses decreased by $26,000 for the quarter, as a result of reduced professional service fees and shareholder expenses. Research and development expenses decreased by $58,000 for the quarter , as the result of reduced compensation expenses. Depreciation and amortization expense decreased by $11,000 for the quarter due to reduced depreciation expense.

Impact of Year 2000

Some of the Company's older accounting programs were written using two digits rather than four digits to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has acquired a new software program and the appropriate hardware and is in the process of implementing the new system.

Liquidity and Capital Resources

At September 30, 1998, the Company had working capital of $2.8 million and its principal source of liquidity consisted of $283,000 in cash. Net cash used by operating activities for the three months ended September 30, 1998, was $102,000, mainly as the result of increased accounts receivable of $157,000, due to increased sales during the quarter. With respect to investing activities, the Company made purchases of property and equipment totaling $78,000 and entered into a lease for software and hardware to upgrade the Company's internal computer system , which long-term portion amounts to $51,529. The Company also has an annualized lease obligation for its facility, which is subject to termination with not less than six months' written notice by the Company or its lessor.

                          PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

27  Financial Data Schedule


(b) Reports on Form 8-K

There were no reports filed on Form 8-K, for the three months ended September 30, 1998.





                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



LUTHER MEDICAL PRODUCTS, INC.

By: /s/David Rollo                                 Date:  November 10, 1998
------------------                                 ------------------------
David Rollo
Chief Financial Officer