Form 10KSB/A
period 1998-06-30
LUTHER MEDICAL PRODUCTS INC
filed 1998-12-11
CIK 319204

--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
(Mark One)

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

Impact of Year 2000
-------------------

     Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming changes in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its systems, applications, and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable, and payroll modules), customer services, infrastructure, networks and telecommunications equipment, and end-products. The Company also relies, directly and indirectly, on external systems of business enterprises, such as customers, suppliers, creditors, financial organizations, and governmental entities, both domestic and international, for accurate exchange of data.

     Some of the Company's older accounting programs were written using two digits rather than four digits to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900, rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has completed an assessment of its internal computer programs, has acquired a new software program and the appropriate hardware, and is in the process of implementing that new system. The Company expects the implementation to be substantially completed during the 1999 fiscal year. The Company does not currently have a contingency plan in the event the current steps taken by the Company do not result in full compliance. Management has estimated the total Year 2000 project cost to be approximately $60,000, all of which amount has been incurred to date and capitalized.

     Management currently estimates that those project costs and the consequences of an incomplete or untimely resolution of the Year 2000 issue will not have a material adverse effect on the results of the Company's operations or its financial position in any given year. However, despite the Company's efforts to resolve the Year 2000 impact on its internal systems, the Company could be affected through disruption in the operation of other entities with which the Company conducts business, and the Company has not obtained assurances from such entities that they are or will be Year 2000 compliant. Thus, there can be no guarantee that the systems of these other entities will be ready on a timely basis or that any failure in Year 2000 readiness by another entity would not have an adverse effect on the Company's systems. However, the Company believes that, under a worst case scenario, it could continue the majority of its normal business activities on a manual basis.

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

   10.7a Amendment to Lease, dated April 23, 1998, to Lease dated December 9, 1992, among the Registrant, as Lessee, and the "Survivors Trust" under the Beecher Family Trust and the "Exemption Trust" under the Beecher Family Trust, as lessors, as to facilities located at 14332 Chambers Road, Tustin, California, filed as Exhibit 10.7a to the Registrant's Annual Report on Form 10-KSB for the Fiscal Year
          Ended June 30, 1998 (the "1998 10-KSB") and is incorporated herein by reference.

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

  10.31b Employment Agreement, dated January 29, 1998, between the Registrant and David Rollo, filed as Exhibit 10.31b to the 1998 10-KSB and is incorporated herein by reference.

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

  10.40 Employment Agreement, dated December 2, 1996, between the Registrant and George Brdlik, filed as Exhibit 10.40 to the 1997 10-KSB and is incorporated herein by reference.

  10.40a Amendment No. 1, dated July 16, 1997, to Employment Agreement, dated December 2, 1996, between the Registrant and George Brdlik, filed as Exhibit 10.40a to the 1997 10-KSB and is incorporated herein by reference.

  10.41 Distribution Agreement, dated August 11, 1997, between the Registrant and ALARIS Medical Systems, Inc., filed as Exhibit 10.41 to the 1997 10-KSB and is incorporated herein by reference.

  10.42 Distribution Agreement, dated September 23, 1998, between the Registrant and Biocontrol Technology, Inc., filed as Exhibit 10.42 to the 1998 10-KSB and is incorporated herein by reference.

  10.43 Technology License Agreement, dated September 23, 1998, between the Registrant and Biocontrol Technology, Inc., filed as Exhibit 10.43 to the 1998 10-KSB and is incorporated herein by reference.

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

The Distributor may terminate the Distributorship Agreement if: 1) the Company commences direct sales within the territory specified by the Distributorship Agreement; or 2) the closing of a business combination transaction during the term of the Distributorship Agreement provided that the Company or the resultant entity does not provide the Distributor written notice that they intend to comply with all or substantially all of the obligations under the Distributorship Agreement.

If termination under these circumstances occurs, the Company is obligated to pay to the Distributor an annual sum equivalent to 30% of the transfer price of all products sold by the Company to the Distributor in the immediately preceding 12-month period, which payment shall continue annually until the termination of the Distributorship Agreement. Sales to the Distributor for the year ended June 30, 1998 were $490,000. If a business combination transaction were to close during the remaining term of the Distribution Agreement, the Company or its successor could be liable to the Distributor for up to 2.5% (for each month remaining in the term of the Distribution Agreement) of the transfer price of all products sold during such relevant 12-month period. Two and one-half percent represents the monthly component of such potential 30% payment.

Either party may terminate the Distributorship Agreement in the event that the other party becomes insolvent. The Company may terminate the Distributorship Agreement if the Distributor's purchases fall below the annual sales quota as described in the contract.

During August 1994, the Company entered into an exclusive five-year distribution agreement for the sale of intra-vascular catheters in certain western U.S. states. The agreement provides certain termination privileges for the Company and for the distributor. The Company's sales to this distributor represented 8% and 9% of total product sales for 1998 and 1997, respectively.

In the event the Company merges or consolidates with, or sells all or substantially all of its business or assets to, another entity, as the same shall relate to the substance of the Company's agreement with this distributor, the Company may assign the agreement or any part thereof to such other entity, without the prior written consent of the Distributor.

Effective August 11, 1997, the Company entered into a distribution agreement (Distributorship Agreement), with an unrelated company (Distributor), thereby appointing the Distributor as the Company's semi-exclusive distributor for peripherally inserted central and midline catheters and related products and accessories in the countries of the European Economic Union (EU), Australia, Norway, Switzerland, Kuwait, Bahrain, Saudi Arabia, United Arab Emirates (UAE), Yemen and Oman. The agreement is effective through August 2002. The transfer price of the Distributor for the products was fixed for the first year of the Distributorship Agreement and subject to agreed upon revisions thereafter, within the terms of the agreement. The Distributorship Agreement is effective through August 10, 2002. Sales to the Distributor for the year ended June 30, 1998 were $23,000.

In the event the Company merges or consolidates with, or sells all or substantially all of its business or assets to, another entity, the Company may give written notice to the Distributor, subject to: 1) the right of the Distributor to retain its semi-exclusive distributorship for six months and non-exclusive distributorship rights for an additional twelve months; 2) the Company agrees that the Distributor's prices shall remain unchanged for the entire eighteen month period following the termination notice; and 3) the Distributor shall be compensated in the form of a 10% reduction in the then-current prices and that those prices shall remain in effect for the duration of the agreement.

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

Dated: December 10, 1998                      LUTHER MEDICAL PRODUCTS, INC.


                                               By:   /s/ DAVID ROLLO
                                                     ------------------------
                                                     David Rollo
                                                     President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       Signature                     Title                          Date
       ---------                     -----                          ----


/s/ DAVID ROLLO                Chairman of the Board          December 10, 1998
--------------------------     President, Chief Executive
David Rollo                    Officer, Principal Financial
                               Officer, Principal Accounting
                               Officer, and a Director


/s/ JACK PAYNE                 Director                       December 10, 1998
--------------------------
Jack Payne


/s/ D. ROSS HAMILTON           Director                       December 10, 1998
--------------------------
D. Ross Hamilton


/s/ WILLIAM R. DAHLMAN         Director                       December 10, 1998
--------------------------
William R. Dahlman


/s/ WILLIAM C. HUCK            Director                       December 10, 1998
--------------------------
William C. Huck

                               INDEX TO EXHIBITS

                                                                            Page

23.1         Consent of Arter & Hadden LLP.

23.2         Consent of Ernst & Young LLP.

27.1         Financial Data Schedule.