Form 10KSB/A
period 1998-06-30
LUTHER MEDICAL PRODUCTS INC
filed 1998-12-14
CIK 319204

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

  23.1    Consent of Arter & Hadden LLP.

  23.2*   Consent of Ernst & Young LLP.

  27.1    Financial Data Schedule.

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

                         Luther Medical Products, Inc.

7. Commitments and Contingencies

Distribution Agreements

During September 1995, the Company entered into a distributorship agreement (the Distributorship Agreement) with an unrelated company (Distributor), thereby appointing the Distributor as the Company's exclusive world-wide distributor in the field of interventional radiology and to supply the Distributor with peripherally inserted central catheters (PICC Products). The transfer price to the Distributor for PICC Products was fixed for the first two years of the Distributorship Agreement and subject to revision thereafter by either party in accordance with the terms of said agreement. The distributorship may become non-exclusive in certain circumstances. The Distributorship Agreement is effective through September 2000, at which time it may be renewed for an additional three years unless sooner terminated. The Distributor Agreement also grants the Distributor a three-year option to purchase certain property, plant and equipment used in the development, manufacture and preparation of the PICC Products and a paid-up irrevocable license to all related patent rights and know-how related to the PICC Products at a purchase price equal to a percentage of one year's sales of the PICC Products (as defined in the Distributorship Agreement). The Distributor can exercise its purchase option at any time after September 1998 or upon certain events.

In the event the Company merges or consolidates with, or sells all or substantially all of its business or assets to, another entity, as the same shall relate to the substance of the Company's agreement with this distributor, the Company may assign the agreement or any part thereof to such other entity, without the prior written consent of the Distributor.

During August 1994, the Company entered into an exclusive five-year distribution agreement (Distributorship Agreement) with an unrelated company (Distributor) for the sale of intra-vascular catheters in certain western U.S. states. The Distributorship Agreement provides certain termination privileges for the Company and for the Distributor. The Company's sales to this Distributor represented 8% and 9% of total product sales for 1998 and 1997, respectively.

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

In the event the Company merges or consolidates with, or sells all or substantially all of its business or assets to another entity, the Company may give written notice to the Distributor, subject to: 1) the right of the Distributor to retain its semi-exclusive distributorship for six months and non-exclusive distributorship rights for an additional twelve months; 2) the Company agrees that the Distributor's prices shall remain unchanged for the entire eighteen month period following the termination notice; and 3) the Distributor shall be compensated in the form of a 10% reduction in the then-current prices and that those prices shall remain in effect for the duration of the agreement.

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



23.2         Consent of Ernst & Young LLP.